Form 10KSB/A
period 1996-03-31
PREMIER LASER SYSTEMS INC
filed 1996-07-29
CIK 878543

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    FORM 10-KSB/A
                                   AMENDMENT NO. 1
(MARK ONE)
 /X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended March 31, 1996.
                                   --------------
 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ____________ to _____________.

Commission file number                 0-25242
                     ----------------------------------------------------------

                             PREMIER LASER SYSTEMS, INC.
- --------------------------------------------------------------------------------
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         California                                   33-0472684
- --------------------------------------   ---------------------------------------
    (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)               Identification No.)




    3 Morgan, Irvine, California                        92618
- --------------------------------------   ---------------------------------------
   (Address of principal                              (Zip Code)
    executive offices)

Issuer's telephone number        (714) 859-0656
                             ---------------------
   Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange on
    Title of Each Class                              which registered
    Not Applicable
- --------------------------------------   ---------------------------------------
- --------------------------------------   ---------------------------------------

Securities registered under Section 12(g) of the Securities Act:
                                 Class A Common Stock
- --------------------------------------------------------------------------------
                                   (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /
State issuer's revenues for its most recent fiscal year:  $1,704,390
                                                          ----------
State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold; or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):
$43,202,838 at May 17, 1996
- ---------------------------

NOTE.--If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.
(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS.) Check whether the issuer has filed all documents and reports require to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court.  Yes        No
                                       ----      ----
(APPLICABLE ONLY TO CORPORATE REGISTRANTS.) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest
practicable date.   4,717,258 shares of Class A Common Stock, 1,256,818 shares
                  --------------------------------------------------------------
of Class E-1 Common Stock, and 1,256,818 shares of Class E-2 Common Stock, as of
- --------------------------------------------------------------------------------
May 15, 1996
- ------------

DOCUMENTS INCORPORATED BY REFERENCE.  If the following documents are incorporated by reference, briefly describe them and identify the part of the
Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"):  None
                                                      --------------------------
- --------------------------------------------------------------------------------
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes        No   X
                                                               ----       -----

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

    Premier Laser Systems, Inc. (the "Company," or "Registrant") develops, manufactures and markets several lines of proprietary medical lasers, fiberoptic delivery systems and associated products for a variety of dental, ophthalmic and surgical applications principally for use in surgical centers and medical offices. The Company's lasers and related products use the controlled application of thermal, acoustic and optical energy to allow the physician or dentist to perform selected minimally invasive procedures which, compared to conventional techniques not involving the use of lasers, vaporize or sever tissue with minimal blood loss and scarring, increase patient comfort and reduce patient treatment time and treatment costs. To date, the Company has received clearance to market 19 models of medical lasers, which are covered by 18 U.S. patents, additional pending U.S patent applications, 11 foreign patents and 41 pending foreign patents. The Company currently markets certain of these lasers for dentistry, ophthalmology and surgery.

    The Company commenced operations in August 1991 after acquiring substantially all of the assets of Pfizer Laser, a division of Pfizer Hospital Products Group ("Pfizer HPG") which is a wholly-owned subsidiary of Pfizer, Inc. The assets acquired by the Company included the proprietary rights to a broad base of laser and fiberoptic technologies developed by Pfizer Laser. In 1987, Pfizer Laser received the first approval to market a laser for soft tissue applications in dentistry. Pfizer Laser's first products were low-power 10 and 20 watt Carbon Dioxide ("CO(2)") lasers sold for use in physician's offices and outpatient surgery centers. The Company developed its Pegasus-TM-Neodymium:Yttrium Aluminum Garnet ("Nd:YAG") laser system from existing technology and introduced this product to the dentistry market in February 1992. In June 1993, the Company introduced the Erbium:Yttrium Aluminum Garnet ("Er:YAG") laser for ophthalmology and initiated clinical trials for hard tissue (teeth) applications in dentistry. In December 1993, the Company acquired from Proclosure, Inc. ("Proclosure"), certain technology, assets and proprietary rights relating to a laser system for tissue fusion. In September 1995, the company acquired co-exclusive marketing rights to two new dental lasers, and in February 1996, the Company introduced and began shipping its aurora diode laser for soft tissue dental applications.

    Although the Company has received clearances from the United States Food and Drug Administration (the "FDA") to market its laser products for a variety of medical applications, due to limited financial resources the Company has initially focused its marketing efforts on CO(2) lasers which had been commercially introduced by Pfizer Laser, and subsequently on those specific applications for the Nd:YAG and Er:YAG lasers which the Company believes have the most promise for commercial success. As resources permit, the Company plans to commence marketing efforts with respect to other medical applications which it believes may also be commercially successful.

MARKET OVERVIEW

    The use of laser technology in dentistry, ophthalmology and surgery involves the controlled application of laser light to hard or soft tissue causing an optical, thermal, acoustic or plasma interaction with the tissue. When applied to tissue, the laser light is partially absorbed. This process of absorption converts the light to heat, which in turn alters the state of the tissue. The degree of tissue absorption varies with the choice of wavelength and is an important variable in the application of laser technology in treating various tissues. The laser energy can also form a gas bubble in a water medium which provides an acoustic cutting effect as it bursts. The Company often uses its proprietary delivery systems to control the relative proportions of acoustic, thermal and optical energy applied to tissue resulting in enhanced cutting effects. These delivery systems include flexible fiberoptics, waveguides, articulated and micromanipulators which are used on a disposable or limited reuse basis which the Company intends will provide a recurring revenue stream for the Company. The Company's strategy is to target specific applications in the dental, ophthalmic and surgical markets, where management believes that the Company's technology and products have competitive strengths.


    DENTAL AND PERIODONTAL MARKET

       The current market for laser equipment in dental procedures is comprised of soft tissue procedures, composite curing and teeth whitening. If FDA clearance or approval is obtained, this market may be expanded to include hard tissue and cavity prevention procedures.

       SOFT TISSUE. The dental laser can be used for certain periodontal procedures and to treat early gum disease, postponing or in some cases eliminating the need for conventional periodontal surgery and providing the opportunity for overall cost savings. While the Company has clearance to market six lasers for soft tissue dental procedures, the Company focuses its marketing efforts on its Aurora diode laser in this area. The Company's Aurora diode laser and Centauri Er:YAG laser have been cleared to market for these soft tissue dental procedures.

       COMPOSITE CURING. Composites are rapidly replacing amalgams (gold and silver) as the material of choice for restoration of cavities, because they more closely match the color of teeth and because amalgams have drawn increasing worldwide concern over safety due to the toxic gases which may be released when the amalgams are removed from teeth. Composite fillings are typically cured using a curing light which provides a broad spectrum of wavelengths. The use of the argon laser for this application has been shown to result in a stronger restoration than composites cured by traditional curing lights. The Company's argon lasers can also be used to cure the resins used in placing veneers or bond orthodontic brackets. The Company's Arago and MOD argon lasers have received FDA clearance for use in these applications.

       TEETH WHITENING. A large number of dentists use light accelerated bleaching materials for teeth whitening. These materials are traditionally applied at night over a six to eight week period to whiten a patient's teeth while he or she sleeps. Lasers have been shown to facilitate the use of these light sensitive materials in the dentist's office by accelerating this process and resulting in an approximately three shade change in less than one hour. The Company is currently conducting a marketing study with its Arago argon laser for this application and has a 510(k) application pending before the FDA.

       HARD TISSUE (CAVITY PREPARATION). Potential dental laser applications for hard tissue procedures (i.e., procedures on teeth) include pit and fissure sealing, etching, caries removal and cavity preparation. Based on user feedback from the Company's clinical sites, the Company believes that the use of a laser in dentistry reduces the pain associated with various traditional procedures performed with a dental drill. Although no lasers are currently approved by the FDA for hard tissue procedures, the Company has completed clinical trials to support its 510(k) application to the FDA for clearance to market its Centauri Er:YAG laser on teeth. No assurance can be given, however, that the FDA will not require the Company to submit a PMA application for this use, or require the Company to conduct additional clinical trials.

       CAVITY PREVENTION. The Company is currently conducting research and is initiating clinical trials to use its lasers for cavity prevention applications. The Company's clinical trials are at an early stage and there can be no assurances that FDA clearance will be obtained for these applications.

    OPHTHALMIC MARKET

       Laser systems have been used for the treatment of eye disorders for many years and are widely accepted in the ophthalmic community. The original and most widely accepted use of laser systems in ophthalmology has been for posterior capsulotomy. The Company does not promote its lasers for this market, which it believes is approaching saturation, but instead focuses on intraocular procedures including anterior capsulotomy, cataract removal, glaucoma treatment, corneal sculpting and occuloplastic or cosmetic procedures. The Company has developed the Centauri Er:YAG laser which is capable of performing all of these procedures, which are typically performed by several different types of medical lasers, although to date, the Centauri laser has only been cleared for use in anterior capsulotomies and certain cosmetic procedures.

       CATARACT REMOVAL PROCEDURES. The Company believes that no medical lasers have been approved to date for cataract extraction procedures, and that medical lasers may result in less trauma and inflammation than traditional surgical methods, providing more comfort to the patient. The Company's Centauri Er:YAG laser has been cleared to market for anterior capsulotomy, a procedure which opens the capsule of the eye prior to the removal of the cataract. The Company is also currently conducting clinical trials on the Centauri laser for lens emulsification (the removal of the cataract itself), as an alternative to phacoemulsification (the breakup of the cataract by ultrasonic energy). This patented technology for use in lens emulsification may provide an easier and safer method of cataract removal.

       TREATMENT OF GLAUCOMA. Glaucoma, a disease of the eye characterized by increased intraocular pressure within the eyeball and progressive loss of vision, has traditionally been treated with drug therapy. When drug therapy is ineffective, periodic invasive surgery may be required. In these cases, lasers may be used to open the sclera and relieve pressure in the eye. This procedure, which must be repeated periodically, can be performed under local anesthesia with a self closing incision on an outpatient basis. The Company is currently conducting clinical trials prior to seeking clearance to market its Centauri Er:YAG laser for this procedure. If clearance is obtained, concerning which there can be no assurance, the Company's Er:YAG laser could provide a viable alternative to the traditional invasive surgical procedures.

       CORNEAL SCULPTING. The Company believes that the recent approval of excimer lasers has resulted in greater acceptance and recognition of laser refractive surgery in the ophthalmic market. Medical lasers may be used for corneal sculpting (photorefractive keratectomy), a procedure in which the laser is used to sculpt the cornea of the eye to a desired curvature to correct the myopia, hyperopia or astigmatism. The Company plans to seek approval to market the Centauri laser for corneal sculpting and has initiated animal studies for this application. No assurance can be given, however, that approval will be given for this application.

    SURGICAL MARKET

       Laser systems have been approved for and are currently being used in a variety of surgical applications including orthopedics, neurosurgery, urology, gastroenterology, ophthalmology, cardiology, dermatology, gynecology and plastic surgery. Although the Company's products are cleared to market in a number of specialty areas within the surgical market, the Company has specifically targeted tissue melding (tissue fusion) and cosmetic applications within the surgical market.

       TISSUE MELDING. The Company believes a significant number of wound closure procedures may be addressed with surgical lasers in conjunction with or independent of traditional sutures or staples. The Company believes that the benefits of the use of surgical lasers for tissue melding, as compared to suture and staples, include fluid-static seals, immediate strength of the closure and reduced surgical time. The Company and its strategic partner have conducted animal tests to support IDE submittals for the use of the Company's Polaris Nd:YAG laser in the areas of arteries, veins, blood vessels and ducts, and are currently conducting clinical studies for skin and hypospadias. The Company has also completed clinical trials for vasovasotomy (reversal of vasectomies) which demonstrated a success rate of approximately 89%. The Company is also beginning Phase I clinical trials for the treatment of hypospadias, the lengthening of the urethra to the end of the penis in infants, in which it is anticipated that the laser's fluid-static seal may minimize post-surgical complications such as the leakage of urine which results in secondary surgical procedures. The Company has clearance for Phase II clinical trials for skin closure following mastectomies and eyelid surgery at five clinical sites. Artery and vein melding is being tested in animals by the Company's strategic partner in Japan in preparation for clinical studies.

       COSMETIC SURGICAL PROCEDURES. The market for cosmetic laser surgery is growing rapidly worldwide. The Company entered into a Purchasing Agreement and a Share Exchange Agreement dated December 20, 1995 with Mattan Corporation ("Mattan"), the parent corporation of Medical Laser Institute of America ("MLIA"), pursuant to which the Company made an investment in and formed an alliance with MLIA. Mattan owns and operates or provides marketing support for a series of medical laser cosmetic surgery centers, which centers focus on wrinkle removal, treatment of varicose veins, acne scar removal, tattoo removal and refractive surgery. Pursuant to these agreements, Mattan has agreed to purchase all laser equipment, accessories and disposable laser products for use in its laser centers exclusively from the Company until December 31, 2005. To the extent the Company is unable to provide a requested laser to Mattan, the Company will act as purchasing agent for Mattan and purchase the lasers from a third party for resale to Mattan.

       The Company has regulatory clearance to market its products for a variety of additional applications, including in urology, orthopedics, gynecology, gastroenterology, podiatry, pulmonary and neurosurgery, among other areas. In areas where the Company's technology is not being fully utilized, the Company may seek agreements to supply its products under private label for other manufacturers or may enter into strategic alliances to develop and market the Company's lasers for other applications.

LASER PRODUCTS

    The Company's line of portable lasers are specifically designed for use in outpatient surgical centers and medical offices. The Company believes that its lasers are also well suited for the international market, particularly in facilities with many surgical suites where easy transportation of equipment is necessary. By employing techniques developed in the computer industry, the Company has designed a laser system that (i) is modularly designed and uses similar components for multiple laser systems thereby reducing their overall cost, (ii) allows for efficient and inexpensive repair by replacing a board or assembly in the field or through the mail, reducing the need for a field service force, and (iii) can be easily moved from the office to surgical centers because of its compact size and limited voltage requirements. The Company's Er:YAG lasers are currently priced from $35,000 to $115,000 and its Nd:YAG lasers are currently priced from $25,000 to $80,000. The Company's diode lasers are currently priced from $20,000 to $30,000, its argon laser is priced from $8,000 to $20,000 and its CO(2) lasers are currently priced from $5,500 to $20,000. The prices of lasers within these ranges depend upon each model's power capability and the features offered.

    The following table presents in summary form, the Company's lasers and delivery systems, the principal applications for which the Company intends to use them, and the FDA status of such products.
                                                             FDA REGULATORY
    PRODUCT        MEDICAL APPLICATION                         STATUS (1)

Centauri (Er:YAG)  Dental - Soft Tissue . .  . .  . . .      Cleared to market
                   Dental - Hard Tissue . .  . .  . . .      Clinical trials
                                                             completed.  Pending
                                                             510(k)
                   Ophthalmology (e.g. Anterior
                   Capsulotomy). . . .  . .  . .  . . .      Cleared to market
                   Ab-externo and Ab-interno
                   Sclerostomy, Laser Lens
                   Emulsification. . .  . .  . .  . . .      Clinical trials
                   Corneal Sculpting .  . .  . .  . . .      Preclinical animal
                                                             studies
                   General Surgery, Neurosurgery,
                   Orthopedics, Gastrointestinal
                   and Genitourinary Procedures,
                   Urology, Gynecology and Oral
                   Surgery   . . . . .  . .  . .  . . .      Cleared to market
Pegasus (Nd:YAG)   Dental - Soft Tissue . .  . .  . . .      Cleared to market
20W
Polaris (1.32      Tissue Melding. . .  . .  . .  . . .      Clinical trials
micron Nd:YAG)
                   General Surgery, Ophthalmology,
                   Arthroscopic Surgery,
                   Gastrointestinal and Genitourinary
                   Procedures, Urology, Gynecology
                   and Oral Surgery. .  . .  . .  . . .      Cleared to market
Aurora (diode)          Dental - Soft Tissue . .  . . .      Cleared to market
                   Dental and General Surgery,
                   Ophthalmology, Arthroscopic Surgery,
                   Gastrointestinal and Genitourinary
                   Procedures, Urology, Dermatology,
                   Plastic Surgery, Podiatry,
                   Neurosurgery, Gynecology, Pulmonary
                   Surgery and Oral Surgery  . .  . . .       Cleared to market
Arago and MOD      Dental - Composite Curing . .  . . .       Cleared to market
(argon)
                   Dental - Teeth Whitening  . .  . . .       Pending 510(k)
- -----------------------

(1) The Company has made modifications to certain of its products which the Company believes do not require the submission of new 510(k) notifications. However, there can be no assurance that the FDA will agree with the Company's determinations and will not require the Company to discontinue marketing one or more of the modified devices until the modifications have been cleared by the FDA. There also can be no assurance that any such clearance of modifications would be granted should clearance be necessary. See "-- Government Regulation."

    CENTAURI ER:YAG LASER

       The Company's Centauri Er:YAG laser is a portable Er:YAG pulsed solid state laser which generates high frequencies (up to 30Hz) at relatively low peak power. These high frequencies allow faster cutting at lower energies. The 2.9 micron wavelength of the Er:YAG is highly absorbed by water, producing a cut similar to the scalpel. The Er:YAG wavelength is delivered through a fiber optic delivery system which enables the beams to be focused and angled. These fiberoptic catheters are difficult to produce and the Company has invested heavily in the technology to develop fibers which can handle adequate power.
The Company has experienced difficulties in securing a consistent source for these fibers in the past, although it has recently procured two new sources for these fibers. See "--Manufacturing and Materials" and "Legal Proceedings."

       The Company's Centauri Er:YAG laser has many potential applications in different medical specialties, including cutting hard tissue such as bone and teeth, which could replace or minimize the use of noisy, high speed dental hand drills, and removing ocular structures or performing microsurgery with minimal thermal damage. Although presently marketed only for soft tissue dental procedures and anterior capsulotomy, the Centauri laser also has FDA clearances to market for hemostasis (cessation of bleeding), excision and vaporization of tissues in ophthalmology, general surgery, neurosurgery, orthopedics, gastroenterology, urology, gynecology and oral surgery. See "--Government Regulation." The Centauri laser is highly effective in cataract ophthalmic procedures because its wavelength is at the peak of the water absorption spectrum and water comprises greater than sixty percent of ophthalmic tissues. Therefore, the Centauri laser can emulsify cataracts, surgically excise tissue in the treatment of glaucoma and can precisely remove layers of cornea similarly to an excimer laser. This system, which currently is cleared for anterior capsulotomy and other procedures in ophthalmology, is estimated to be available for approximately one-third the price of refractive excimer lasers currently on the market and requires substantially lower maintenance costs than excimer lasers (an estimated $10,000 per year as compared to approximately $70,000). In addition, the multipurpose Centauri Er:YAG laser is completely portable, does not emit any toxic gases or cause any potential mutagenic effect which may result from the use of the excimer laser.

       While animal studies have been encouraging, there can be no assurance that the FDA will approve the use of the Company's Centauri laser for corneal sculpting, or that the laser will work effectively in clinical trials. Clinical trials are estimated to continue for two to five years before approval can be sought in the United States. There are several patents pending on this technology and application, although no assurances can be given that these patents will be approved or approved with the current claims.

    POLARIS AND PEGASUS ND:YAG LASERS

       The energy of Nd:YAG lasers is absorbed by blood in tissue and as a result these systems are the preferred lasers to limit bleeding during surgery and for procedures requiring fiberoptic delivery, such as laparoscopic surgery. The Nd:YAG fiberoptic delivery system allows the surgeon to perform surgery through small incisions, providing minimally invasive surgery to patients and usually reducing treatment costs and the length of hospital stays.

       The Company manufactures a variety of continuous wave solid state Nd:YAG lasers which are designed for use in dentistry and a number of medical specialties. The Company received its first FDA clearance to market a continuous wave Nd:YAG laser system for dental (soft tissue) applications and introduced its 20 watt dental Pegasus Nd:YAG laser in February 1992 (which has in large part been superseded by the Company's newer diode laser system). The Company also manufactures 40, 60 and 100 watt Pegasus Nd:YAG lasers which have FDA clearance to market for various applications and procedures in general surgery, urology, gastrointestinal procedures, pulmonary procedures, gastroenterology, gynecology and ophthalmology.

       These lasers also utilize the Company's disposable unique TouchTIPS, AngleTIPS and sculptured fibers. By using the Pegasus laser with TouchTIPS, the surgeon is allowed direct contact with tissue and the tactile feeling of the scalpel or other surgical instruments. The Company believes that the availability of these technologies permits the use of lower power laser systems (20W in dental, 40-60W in surgery).

       In December 1993, the Company entered into an Asset Purchase Agreement with Proclosure, pursuant to which the Company acquired from Proclosure the proprietary rights, including several patents, to manufacture and sell the Polaris laser, a 1.32 micron Nd:YAG laser (except in Japan, China and Taiwan), together with specialized software and delivery systems, for tissue melding. The Company is developing the Polaris laser for use in cosmetic skin closures, vascular surgeries and minimally invasive surgical procedures normally performed with sutures and staples. Although the use of the Polaris laser for tissue melding is still in the development stage, and no clearance for this application has been received, the Company believes that tissue melding offers clinical advantages over traditional sutures and staples including fluid-static seals, immediate strength of the closure and reduced surgical time.

    AURORA DIODE LASER

       The Aurora diode laser is the Company's first semiconductor laser and is the first truly portable diode laser designed for dentistry. The Aurora diode laser replaces the 20 watt Pegasus laser for periodontal procedures, and is one-fourth the size and one-half of the cost of that system. The diode wavelength is absorbed by blood in pigmentation and has been cleared for use in multiple specialties such as general surgery, ophthalmology, urology and plastic surgery. The Aurora laser, which was introduced for soft tissue dental applications in February 1996, is designed to utilize the Nd:YAG delivery systems, including TouchTIPS, AngleTIPS and sculptured fibers, for soft tissue surgery with minimal bleeding or anesthesia. The dental laser can also be used to treat early stage gum disease, postponing or in some cases eliminating the need for periodontal surgery and providing the opportunity for overall cost savings. The Company believes the Aurora laser compares favorably with competitive products including pulsed Nd:YAG lasers, which cannot produce the required laser settings for use with TouchTIPs, or in the new periodontal technique for the treatment of periodontal disease, as well as with CO(2) lasers (which cannot be delivered through a fiber), and argon lasers (which tend to be slower in cutting and may produce charring).

    ARAGO AND MOD ARGON LASERS

       The Arago and the MOD (Multi Operatory Dentalaser) are gas lasers which have been cleared to market in dentistry to accelerate the composite curing process. Composites are rapidly replacing amalgams (gold and silver) as the material of choice for the restoration of cavities. The argon wavelength penetrates through the composite and has been shown to result in a stronger restoration than composites cured by traditional curing lights. The Company's argon lasers can also be used to cure the resins used in placing veneers or bonding orthodontic brackets.

       The argon laser can also be used to enhance teeth whitening procedures using light activated bleaching materials which have traditionally been applied at night over a six to eight week period. Lasers have been shown to facilitate the use of these light activated products in a dentist's office by accelerating this process and resulting in an approximately three shade change in less than one hour. The Company currently has a pending 510(k) for this application. No assurance may be given, however, that the Company will be granted clearance to market this laser for teeth whitening or that the use of the argon laser for teeth whitening will become a widely accepted practice in the dental industry. The Company plans to bundle its lasers with light activated whitening materials and co-market these products with the manufacturers of these materials.

       The MOD argon laser is manufactured by the Company pursuant to a letter agreement dated October 19, 1995 with IBC which creates a joint marketing relationship for the sale of these products. Pursuant to this agreement, the Company has loaned IBC $125,000 and has the right to designate one member of IBC's Board of Directors. The Company has also entered into a Distribution Agreement Letter of Intent dated March 8, 1996 with Lasermed, pursuant to which the Company acquired the co-exclusive right to market the portable lightweight Arago argon laser. This agreement terminates in August 1996. The Company will seek to extend this agreement or, if no extension can be obtained on acceptable terms, to find an alternative source for the argon laser, concerning which no assurance can be given. The Company's inability to extend the agreement or find a suitable replacement product could have a material adverse effect on the Company's business, results of operations and financial condition.

    ALTAIR CO(2) LASERS

       The CO(2) laser was the first available and the early standard in surgical laser applications. The 10.6 micron wavelength generated by the CO(2) laser is absorbed by water in tissue. The CO(2) laser acts like a surgical scalpel to vaporize tissue with minimal blood loss and scarring. The risk of infection is reduced by thermal sealing of blood and lymphatic vessels in the adjacent tissues. The characteristics of the CO(2) laser have provided a wide variety of medical specialists a modality of treatment that has significantly changed conventional invasive surgery in a number of clinical specialties.

       The Company's hand-held 10 and 20 watt CO(2) lasers acquired from Pfizer Laser are marketed primarily for office use by podiatrists, dermatologists, orthopedists, dentists and gynecologists. The laser weighs less than 40 pounds and packs in a suitcase. The Company and Pfizer Laser have sold more than 2,000 of these lasers and the Company continues to provide service and support for these products. To expand its CO(2) laser product line, the Company has designed 35 watt and 65 watt Altair CO(2) lasers for hospital based surgeries. These lasers are portable, and laser energy may be delivered through a waveguide arm, reusable or disposable handpieces or more maneuverable flexible waveguide delivery systems.

    OTHER LASERS

       The Company has developed other solid state pulsed lasers including the Sirius .532 micron Nd:YAG laser, Orion Ho:YAG laser and the Arcturus alexandrite:YAG laser, and other applications for its existing lasers, but is not actively marketing these lasers at the present time. The following table sets forth in summary form, certain additional lasers owned by the Company which are not currently marketed by the Company, and the principal applications for which the Company has clearance to market such lasers.

                                                                FDA REGULATORY
    PRODUCT             MEDICAL APPLICATION                       STATUS (1)

Altair (CO(2)) and a    Orthopedics, General and
  CO(2) laser acquired  Plastic Surgery, Dermatology,
  from Pfizer HPG       Podiatry, Ear, Nose and Throat,
                        Gynecology, Pulmonary Procedures;
                        Neurosurgery and
                        Ophthalmology.  . .  . .  . . . . .   Cleared to market
                        Dental - Soft Tissue . .  . . . . .   Cleared to market
Pegasus (Nd:YAG)        General Surgery, Urology,
  40W/60W               Gastrointestinal Procedures,
                        Pulmonary Procedures,
                        Gastroenterology, Gynecology
                        and Ophthalmology .  . .  . . . . .   Cleared to market

Pegasus (Nd:YAG)        Oral, Arthroscopic and General
  100W                  Surgery, Gastroenterology,
                        Gastrointestinal and
                        Genitourinary Procedures,
                        Pulmonary Procedures,
                        Gynecology, Neurosurgery
                        and Ophthalmology .  . .  . . . . .   Cleared to market
Sirius (.532 micron     Dermatology, General and
  Nd:YAG)               Plastic Surgery, Podiatry
                        and Orthopedic Applications . . . .   Cleared to market
Orion (Ho:YAG)          General Surgery, Orthopedics,
                        Ear, Nose and Throat,
                        Ophthalmology,
                        Gastroenterology, Pulmonary
                        Procedures and Urology .  . . . . .   Cleared to market
Er:YAG/Nd:YAG
   combination          Various specialties  . .  . . . . .   Cleared to market
- ------------------

(1) The Company has made modifications to certain of its products which the Company believes do not require the submission of new 510(k) notifications. However, there can be no assurance that the FDA will agree with the Company's determinations and will not require the Company to discontinue marketing one or more of the modified devices until the modifications have been cleared by the FDA. There also can be no assurance that any such clearance of modifications would be granted should clearance be necessary. See "-- Government Regulation."

DELIVERY SYSTEMS AND DISPOSABLE PRODUCTS

       An integral part of any laser system is the means of delivering laser light to the target tissue. Delivery systems commonly employed in laser surgery include flexible fiberoptics, waveguides, articulated arms and micromanipulators. The Company's proprietary delivery systems control the relative proportions of acoustic, thermal and optical energy applied to tissue resulting in enhanced cutting efforts. Flexible fibers are a preferred method of delivery for most clinical procedures, but until recently were only available for Nd:YAG and argon lasers. The end of a fiber may be shaped or used with a detachable tip to control the mechanism of laser/tissue interaction, to give a tactile feel, to provide certain mechanical effects and to angle or focus the laser beam. The Company has also been granted a perpetual paid-up license to manufacture, use and sell flexible waveguides to deliver CO(2) energy pursuant to the Assignment and Modification Agreement dated July 26, 1991 among the Company, Pfizer HPG and Medical Laser Technologies Limited.

       While each laser system marketed by the Company consists of a laser and an integral fiber, these fibers and other products, such as tubing sets, are used by surgeons on a disposable or limited reuse basis for each clinical procedure. The Company believes that expansion into this market could provide it with a recurring revenue stream. The Company manufactures a variety of fiberoptic delivery systems, sculpted fiberoptic probes, optical tips (AngleTIPS and TouchTIPS), waveguides and catheters which are designed for single-patient use. The patented connectors and need for product sterility encourage the users of the Company's lasers to purchase only products which are compatible with this system. The Company believes it can sell these products on a custom basis to hospital administrators for other surgical laser systems at a significant discount to competitors' published prices, while maintaining gross margins through vertical integration and the extensive use of molds and tooling. The Company also assembles and distributes a full line of laser accessories, including glasses, goggles, laser signs and smoke evacuators.

MARKETING, SALES AND SERVICE

    MARKETING AND SALES

       The Company markets its products to the dental market in the United States directly to dentists and periodontists through its direct sales force consisting of five area sales managers and its recently expanded distributor and manufacturer's representative network consisting of more than 25 people. The Company markets its products primarily through conventions, educational courses, direct mail, telemarketing and other dental training programs. In March 1994, the Company entered into a sales and marketing arrangement for its dental lasers with Burkhart Dental Supply Company, a member of the American Dental Cooperative, Inc., one of the largest distributors of dental equipment and supplies in the United States. This agreement is terminable by either party at any time. If this strategic alliance is successful, the Company believes this relationship may be expanded to the rest of the American Dental Cooperative, Inc. which markets dental products to a significant number of the approximately 129,000 practicing dentists in the United States. Such alliance is expected to assist the Company if the Company receives clearance to market the Centauri laser for hard tissue applications. The Company has also entered into a joint marketing relationship with IBC, pursuant to which IBC will provide marketing and technical support for the MOD argon laser.

       Through an active program of educational courses and preceptorships, the Company has trained dentists in ten countries during the past year using industry recognized dentists and periodontists. In the past two years, more than 20 dental papers have been presented by the Company or clinicians using the Company's products.

       The Company markets its products in the ophthalmic market through two direct sales managers who focus their efforts on key ophthalmologists worldwide. The Company has entered into distribution agreements with distributors in nine countries in preparation for market introduction of the Centauri laser during calendar 1996. The Company grants exclusive distribution rights in select territories to its distributors who must maintain certain distribution minimums in order to retain their exclusive rights. The Company plans to expand its ophthalmic sales force both by enlarging its domestic sales force, either internally or through acquisition, and by acquiring or engaging additional international manufacturing representatives.

       In the surgical market, the Company intends to form strategic alliances in any specialty area where the partner has an established presence in the market selling to either the physician or the hospital. The Company has entered into such a strategic alliance with Nippon Shoji Kaisha, Ltd. ("NSK"), which is one of the leading suppliers of sutures in the Pacific Rim. In connection with this alliance, Proclosure granted to NSK, in exchange for a license fee, the exclusive rights to market and distribute the Polaris Nd:YAG laser in Japan, China and Taiwan. In addition, under this agreement the Company granted to NSK an option to manufacture the Polaris, which if exercised would require NSK to pay the Company a $1.5 million fee and royalties. NSK has not yet indicated whether it intends to manufacture these products. There can be no assurance that the Company will receive any payments under this agreement.

       Sales in fiscal 1996 to one customer, Rockford Industries, Inc., a leasing company, accounted for approximately 10% of the Company's net sales for that year. Sales in fiscal 1995 to LaserSite Centers, Inc. accounted for approximately 11% of the Company's net sales for that year.

    CUSTOMER SERVICE AND SUPPORT

       The Company is seeking to create a group of loyal customers by focusing on customer service, quality and reliability. In addition to its educational courses, the Company performs a complete installation of its lasers and trains the customers' staff in its proper use. Educational videos and papers are available upon request. The Company conducts service training courses for the representatives of its distributors. Prior to shipping, every laser is subjected to an extensive battery of quality control tests. The Company generally provides a one year warranty with all lasers and extended warranties are available at an additional cost. The Company generally provides service within one business day to all of its customers in the United States. An owner is either sent a loaner laser by overnight carrier or a service representative visits the owner to repair the unit. International service is provided either by the foreign distributor or by return of the laser to the Company. The Company has experienced and may continue to experience difficulties in providing prompt and cost-effective service of its medical lasers in foreign countries.

COMPETITION

       The Company is and will continue to be subject to competition in its targeted markets, principally from businesses providing other traditional surgical and nonsurgical treatments, including existing and developing technologies or therapies, some of which include medical lasers manufactured by competitors. In the dental market, the Company competes primarily with dental drills, traditional curing lights and other existing technologies, and to a lesser extent competitors' CO(2), argon, Er:YAG and Nd:YAG lasers. In the ophthalmic market, the Company is subject to competition principally from (i) traditional surgical treatments using a tearing needle in anterior capsulotomy,
(ii) phacoemulsification, an ultrasound device used to break up cataracts in cataract removal procedures, (iii) corrective eyewear (such as eyeglasses and contact lenses) and surgical treatments for refractive disorders such as photorefractive keratectomy which is typically performed with an excimer laser and radial keratotomy which is performed with a scalpel, and (vi) drug therapy or surgical treatment of glaucoma. In the surgical market, wound closure procedures are usually performed using sutures and staples, and traditional cosmetic surgical procedures may be performed with a scalpel or a CO(2) laser. The Company believes that for many applications its patented or patent pending methods and fiberoptic delivery systems provide clinical benefits over other currently known technologies and competitors' laser products.

       The medical laser industry in particular is also subject to intense competition and rapid technological changes. The Company believes there are approximately 30 competitors in different sectors of the medical laser industry. The Company believes that the principal competitive factors for medical laser products are the products' technological capabilities, proven clinical ability, patent protection, price and scope of regulatory approval, as well as industry expert endorsements. Many conventional laser systems target one particular application, while the Company's Er:YAG system is designed to perform in multiple therapeutic applications. The Company's self-contained units are significantly smaller than competitive surgical models, have internal cooling devices and are powered primarily by dedicated readily available 110 volt lines instead of the 220 volt lines used by most surgical solid state lasers. The specialized menu-driven system software utilized in the Company's lasers also enhances safety and ease of use of the lasers.

       The Company believes that its ability to compete successfully against traditional treatments, competitive laser systems and treatments that may be developed in the future will depend on its ability to create and maintain advanced technology, develop proprietary products, obtain required regulatory approvals and clearances for its products, attract and retain scientific personnel, obtain patent or other proprietary protection for its products and technologies, and manufacture and successfully market products either alone or through other parties. Certain of the Company's competitors have substantially greater financial, technical and marketing resources than the Company.

There can be no assurance that such competition will not adversely affect the Company's results of operations or its ability to maintain or increase market share.

RESEARCH AND DEVELOPMENT

       In the past two fiscal years, the Company has invested approximately
$2.5 million in research and development programs since the Company's formation. The Company's research and development programs have capitalized on the research and development activities conducted by Pfizer Laser wherein that company identified key military and aerospace technologies and adapted these technologies to portable, efficient, solid-state laser products that were modular in nature. This investment in research and development has resulted in the development of 19 models of lasers, more than 1,000 types of custom delivery systems and approximately 20 types of surgical tips and accessories. Approximately 41% of the Company's net sales for fiscal 1996 were derived from sales of three new lasers introduced during the last six months of that year. Five more lasers or related products are scheduled for introduction in fiscal 1997, subject to receipt of clearance to market such products, for which no assurance may be given.

       In order to maintain its technological advantage, the Company must continue to invest in new product development. The Company seeks to augment its funding of research and development through government grants. The Company has been awarded a Phase II SBIR grant of $750,000, of which approximately $630,000 has been drawn and the remainder of which can be drawn over the next six months to fund additional research and clinical trials regarding laser emulsification of cataracts. The Company has also applied for new Phase I research grants related to dentistry, orthopedics, tissue welding, and ophthalmology. No assurance can be given that the Company will be awarded any of these potential government grants.

       The Company's current research is focused on expanding the clinical applications of its existing products, reducing the size and cost of current laser systems, developing custom delivery systems and developing new innovative products. The Company's in-house research and development efforts have focused on the development of a systems approach to medical laser products with proprietary delivery systems designed to allow the laser to interact with tissue by a number of different mechanisms (e.g., acoustic, ablative and thermal) for unique laser/tissue effects. These disposable fiberoptic delivery systems, developed specifically for niche surgical applications, demonstrate the principal focus of the Company's research efforts. Examples of patented or patent pending products resulting from these research efforts include:
TouchTIPS, AngleTIPS, Er:YAG fiberoptics and CO(2) waveguides. Clinical research has also yielded several new surgical procedures.

PATENTS AND PATENT APPLICATIONS

       Patent protection is an important part of the Company's business strategy, and the Company's success depends, in part, on its ability to maintain patents and trade secret protection and on its ability to operate without infringing on the rights of third parties. The Company has sought to protect its unique technologies and clinical advances through the use of the patent process. Patent applications filed in the United States are frequently also filed in selected foreign countries. The Company focuses its efforts on filing only for those patents which the Company believes will provide it with key defensible features instead of filing for all potential minor device features. In the United States, the Company holds 18 patents and has other pending patent applications, including divisional applications. In addition, the Company holds 11 foreign patents including two utility model patents and has other foreign patent applications pending, one of which is an international application. The Company also has a nonexclusive license to a number of basic laser technologies which are commonly licensed on such basis in the laser industry.

       The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve trade secrets and to operate without infringing the rights of others. The Company is aware of certain patents which, along with other patents that may exist or be granted in the future, could restrict the Company's right to market certain of its technologies without a license, including, without limitation, patents relating to the Company's lens emulsification product and ophthalmic probes for its Er:YAG laser. In the past, the Company has received allegations that certain of the Company's laser products infringe other patents. There has been significant patent litigation in the medical industry in general, and in the medical laser industry in particular. Adverse determinations in litigation or other patent proceedings in which the Company may become a party could subject the Company to significant legal judgments or liabilities to third parties, and could require the Company to seek licenses from third parties that may or may not be economically viable. Patent and other intellectual property rights disputes often are settled through licensing arrangements. No assurance can be given that any licenses required under these or any other patents or proprietary rights would be available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be enjoined. If the Company is found, in a legal proceeding, to have infringed the patents or other proprietary rights of others, it could be liable for significant damages. The Company also relies on unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent trade secrets.

GOVERNMENT REGULATION

    FDA REGULATION

       The lasers that are manufactured by the Company are regulated as medical devices by the FDA under the federal Food, Drug and Cosmetics Act (the "FDC Act"). As such, these devices require premarket clearance or premarket approval by the FDA prior to commercialization. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or approval for devices, recommendations by the FDA that the Company not be allowed to enter into government contracts, and criminal prosecution.

       The FDA classifies medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the controls the FDA deems necessary to reasonably ensure the safety and effectiveness of medical devices. Lasers are classified as Class II devices, which are products whose safety and effectiveness the FDA has determined can reasonably be assured through the use of special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines.

    If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a premarket approval application ("PMA"), the manufacturer or distributor may seek FDA clearance for the device by filing a
Section 510(k) premarket notification. If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to another legally marketed device, the manufacturer or distributor will have to seek premarket approval for the proposed device. A 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including test results or the results of clinical studies in humans. A PMA would have to be submitted and be supported by extensive data, including preclinical and clinical study data, to prove the safety and effectiveness of the device. There can be no assurance that some of the Company's products will not require the more rigorous and time consuming PMA approval, including laser uses for vasovasotomy or other tissue melding, dental hard tissue, cavity prevention, cosmetic surgery, sclerostomy and lens emulsification, among others.

       If human clinical studies of a proposed device are required, whether for a 510(k) or a PMA, and the device presents a "significant risk," the manufacturer or the distributor of the devices will have to file an investigational device exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical studies may begin at a specific number of investigational sites, and the FDA may specify a specific number of patients for the studies. Sponsors of clinical studies are permitted to charge for devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Clinical studies of nonsignificant risk devices may be performed without prior FDA approval, but various regulatory requirements still apply, including the requirement for approval by an Institutional Review Board, conduct of the study according to applicable portions of the IDE regulations, and prohibitions against commercialization of an investigational device.

       The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting premarket clearance for the device. The FDA has no specific time limit by which it must respond to a 510(k) premarket notification. The FDA has recently been requiring more rigorous demonstration of substantial equivalence in connection with 510(k) notifications and the average total review time for a 510(k) notification at the FDA is 180 days according to statistics released by the Center for Devices and Radiological Health's Office of Device Evaluation, and average review times in certain clinical specialty areas may approach one year. If a PMA submission is filed, the FDA has by statute 180 days to review it; however, the review time is often extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's good manufacturing practice requirements prior to approval of a PMA.

       Devices are cleared by 510(k) or approved by PMA only for the specific intended uses claimed in the submission and agreed to by the FDA. Marketing of products for medical applications other than those that are cleared or approved could lead to enforcement action by the FDA. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. There can be no assurance that the FDA will clear any of the 510(k) notifications that the Company files or has filed with the agency, or that the FDA will approve any of the PMA's that the Company submits.

    REGULATORY STATUS OF PRODUCTS

       The Company has received 510(k) clearance to market the following lasers in an aggregate of more than 100 specialty areas: CO(2) (four models: 10W, 20W, 35W, 65W); Nd:YAG (four models: 20W, 40W, 60W, 100W); Ho:YAG (one model); Er:YAG (two models); 1.32 micron Nd:YAG (two models: 15W, 25W); .532 micron Nd:YAG (one model); Argon (two models); diode (four models); Nd:YAG/Er:YAG combination laser (one model). Each of these lasers has clearances in multiple specialty areas. The Company also has received 510(k) clearance to market sculptured fiber contact tip fibers, bare fibers, TouchTIPS, AngleTIPS and focusing tips for all cleared wavelengths of the Company's lasers as well as argon lasers. If a device for which the Company has already received 510(k) premarket clearance is changed or modified in design, components, method of manufacture or intended use, such that the safety or effectiveness of the device could be significantly affected, a new 510(k) premarket notification is required before the modified device can be marketed in the

United States. The Company has made modifications to certain of its products which the Company believes do not require the submission of new 510(k) notifications. However, there can be no assurance that the FDA will agree with the Company's determinations and not require the Company to discontinue marketing one or more of the modified devices until they have been cleared by the FDA. There can also be no assurance that any such clearance of modifications would be granted should it become necessary.

       The Company currently is conducting preclinical animal studies and clinical trials, both under approved IDEs and as nonsignificant risk studies. There can be no assurance that the results of any of these clinical studies will be successful or that the FDA will not require the Company to discontinue any of these studies in the interest of the public health or due to any violations of the FDA's IDE regulations. There can be no assurance that the Company will receive approval from the FDA to conduct any of the significant risk studies for which the Company seeks IDE approval, or that the FDA will not disagree with the Company's determination that any of its studies are "nonsignificant risk" studies and require the Company to obtain approval of an IDE before the study can continue.

    ADDITIONAL REGULATORY REQUIREMENTS

       Any products manufactured or distributed by the Company pursuant to a 510(k) premarket clearance notification or PMA are or will be subject to pervasive and continuing regulation by the FDA. The FDC Act also requires the Company to manufacture its products in registered establishments and in accordance with current Good Manufacturing Practice ("cGMP") regulations. The Company's facilities in the United States are subject to periodic inspections by the FDA. The FDA requires reporting of certain adverse events, and it may require postmarketing surveillance. The export of medical devices is also subject to regulation in certain instances.

       All lasers manufactured by the Company are subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users pursuant to a performance standard, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class of the product under the performance standard.

       In addition, the use of the Company's products may be regulated by various state agencies. For instance, the Company is required to register as a medical device manufacturer with certain state agencies. In addition to being subject to inspection by the FDA, the Company also will be routinely inspected by the State of California for compliance with cGMP regulations and other requirements.

       Although the Company believes that it currently complies and will continue to comply with the applicable regulations regarding the manufacture and sale of medical devices, such regulations are always subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in law, regulations, review guidelines or administrative interpretations by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. In addition to the foregoing, the Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's ability to conduct business.

       Furthermore, the introduction of the Company's products in foreign countries may require obtaining foreign regulatory clearances, and additional safety and effectiveness standards are required in certain other countries. The Company believes that only a limited number of foreign countries currently have extensive regulatory requirements. These countries include the European Union countries, France, Germany, Canada, Mexico and Japan. Domestic manufacturing locations of American companies doing business in certain foreign countries, including European Union countries, may be subject to inspection. The time required for regulatory approval in foreign countries varies and can take a number of years. During the period in which the Company will be attempting to obtain the necessary regulatory approvals, the Company expects to market its products on a limited basis in certain other countries that do not require regulatory approval. There can be no assurance that the Company's products will be cleared or approved by the FDA or other governmental agencies for additional applications in the United States or in other countries or that countries that do not now require regulatory approval will not require such approval in the future.

MANUFACTURING AND MATERIALS

       Manufacturing consists of component assembly and systems integration of electronic, mechanical and optical components and modules. The Company believes that its customized tooling and automated systems improve quality and manufacturing reliability resulting in lower overall manufacturing costs. The Company believes that these systems will allow the Company to expand production rapidly.

       The Company purchases certain raw materials, components and subassemblies included in the Company's products from a limited group of qualified suppliers and does not maintain long-term supply contracts with any of its key suppliers. While multiple sources of supply exist for most critical components used in the laser and fiberoptic delivery systems, the disruption or termination of these sources could have a material adverse effect on the Company's business and results of operations. Vendor delays or quality problems could also result in production delays of up to six months as several components have long production lead times. These long lead times, as well as the need for demonstration units, require a significant portion of working capital to fund inventory growth.

       The Company owns the molds used to produce certain proprietary parts of the devices. The Company also designs and develops the software necessary for the operation of its laser systems. The Company designs and assembles its own fiberoptic delivery systems and laser accessory equipment such as laser carts, smoke evacuation devices and associated disposable supplies. The Company believes that its manufacturing practices are in accordance with CGMP regulations.

PRODUCT LIABILITY AND INSURANCE

       Since the Company's products are intended for use in the treatment of human medical conditions, the Company is subject to an inherent risk of product liability and other liability claims which may involve significant claims and defense costs. The Company currently has product liability insurance with coverage limits of $5.0 million per occurrence and $5.0 million in the aggregate per year. Product liability insurance is expensive and subject to various coverage exclusions, and in the future may not be available in acceptable amounts, on acceptable terms, or at all. Although the Company does not have any outstanding product liability claims, in the event the Company were to be held liable for damages exceeding the limits of its insurance coverage or outside of the scope of its coverage, the business and results of operations of the Company could be materially adversely affected. The Company's reputation and business could also be adversely affected by product liability claims, regardless of their merit or eventual outcome.

EMPLOYEES

       As of May 17, 1996, the Company employed 44 people, two of whom are employed on a part-time basis. None of these employees are represented by a union. Ten employees perform sales, marketing and customer support activities. The remaining employees perform manufacturing, financial, administration, regulatory, research and development and quality control activities. The Company believes that its relationship with its employees is good.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

       The following discussion and analysis should be read in conjunction with the Company's Financial Statements and related notes thereto appearing elsewhere in this Report. This Report contains forward-looking statements including, without limitation, statements concerning future cost of sales, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements.

GENERAL

       The Company develops, manufactures and markets several lines of proprietary medical lasers, fiberoptic delivery systems and associated products for a variety of dental, ophthalmic and surgical applications. The Company commenced operations in August 1991, after acquiring substantially all of the assets of Pfizer Laser Systems ("Pfizer Laser"), a division of Pfizer HPG which is a wholly-owned subsidiary of Pfizer, Inc. The assets acquired by the Company included the proprietary rights to a broad base of laser and fiberoptic technologies developed by Pfizer Laser. This acquisition was led by the Company's current Chief Executive Officer.

       Since its formation and until its initial public offering in December 1994, the Company principally focused on, and its research and development activities related to, growing markets in dentistry, ophthalmology, cosmetic procedures and certain surgical specialties to be used in surgical centers and
medical offices.   To implement this strategy, the Company developed the Pegasus
Nd:YAG dental laser system from existing technology and introduced this laser to
the dental market in February 1992.   In June 1993, the Company introduced the
Centauri Er:YAG laser for ophthalmology and initiated clinical trials for hard tissue procedures in dentistry. In December 1993, the Company acquired from Proclosure certain technology, assets and proprietary rights relating to a 1.32 Nd:YAG laser system for tissue melding. From its formation in 1991 through its initial public offering, the Company developed and received regulatory approvals for 15 models of lasers and sold certain of those products for soft tissue applications in dentistry and as part of clinical trials conducted by third parties.

       After the Company's initial public offering in December 1994, the Company increased its inventory, acquired the distribution rights to two new dental lasers and, in December 1995, expanded its dental sales force. In September and November 1995, the Company acquired rights to market and distribute the Arago and MOD argon lasers, respectively, for dental applications, and in February 1996, the Company introduced and began shipping its Aurora diode laser for soft tissue dental applications.

       While the Company has received FDA clearance to market laser products covering a variety of medical applications, to date the Company has focused its research, development and marketing efforts on a limited number of products or applications (principally specific dental and ophthalmic applications). As future resources permit, the Company may introduce certain products for applications for which it already has all necessary approvals or may seek strategic alliances to develop, market and distribute such products.

    The Company has recorded operating losses in each of the fiscal years since its formation, resulting principally from substantial costs incurred in research and development activities and obtaining regulatory approvals, together with the absence of significant revenues to date primarily due to the Company's limited marketing and financial resources, the Company's inability to obtain certain critical components and lasers from time to time, and until recently, the limited acceptance of lasers in the medical industry, in general. The report of the Company's independent accountants includes an explanatory paragraph describing substantial doubt concerning the ability of the Company to continue as a going concern. The Company will require additional debt or equity financing in the very near term in order to continue to finance its operations. Although the Company is presently seeking such financing, no assurance can be given that such financing will be available on acceptable terms, or at all. The Company's inability to obtain such financing would have a material adverse effect on its business, operations and financial results.

RESULTS OF OPERATIONS

   FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

    Net sales increased 36.4% to $1,704,390 in fiscal 1996 from $1,249,403 in fiscal 1995. This increase was primarily attributable to an increase of $775,000 in sales to the dental market, related principally to the introduction of three new products, the Aurora diode laser, the Arago argon laser and the MOD argon laser, in the latter half of fiscal 1996. This increase was partially offset by a decrease in sales to the surgical market of approximately $200,000, largely due to a decline in the demand for the Company's 10 and 20 watt CO(2) lasers, which are nearing the end of their product life cycle. The Company's arrangement with the supplier of the Arago laser terminates in August 1996, and to the extent the Company is unable to extend this arrangement or to secure another source for this argon laser, the Company's results of operations may be adversely effected.

    Cost of sales increased 156.1% to $3,324,757 in fiscal 1996 from $1,298,420 in fiscal 1995. This increase in the cost of sales was due primarily to (i) a writedown of approximately $848,000 principally attributed to the Company's CO(2) lasers and accessories obtained in the acquisition of Pfizer Laser and Nd:YAG lasers and accessories, which lasers were developed prior to March 31, 1992 and are nearing the end of their product life cycle (ii) the underabsorption of manufacturing costs due to low production volumes due in part to the unavailability of certain key components which require long lead-times for delivery, coupled with an increase in the number of manufacturing employees during fiscal 1996 from 12 to 17 employees, constituting an increase in payroll expense of approximately $280,000, and (iii) increased direct costs associated with higher sales volumes in fiscal 1996. Cost of sales for fiscal 1996 also included a fee of $122,000 to a third party pursuant to the Company's manufacturing arrangement relating to the MOD argon laser.

    Selling and marketing expenses increased 26.3% to $1,308,767 in fiscal 1996 from $1,035,863 in fiscal 1995. This increase was primarily attributable to marketing efforts related to the Company's dental products, which included a $219,000 expense related to the appointment of more than 25 new manufacturer's representatives during the third quarter, and associated expenses including training, promotional costs and commissions.

    Research and development expenses increased 17.2% to $1,213,471 in fiscal 1996 from $1,035,705 in fiscal 1995. This increase resulted primarily from increases in outside industrial and software design services of approximately $305,000, and expenses of approximately $196,000 associated with the development of new laser products. This increase was partially offset by a $175,000 reduction in clinical studies expense, due to the completion of the Company's dental hard tissue clinical trials and a $250,000 payment received by the Company under a Small Business Innovative Research ("SBIR") grant.

    General and administrative expenses decreased 2.2% to $1,709,327 in fiscal 1996 from $1,747,090 in fiscal 1995. This decrease was the result of a reduction in legal expenses associated with the Company's litigation with a former supplier of optical fiber (the "Fiber Litigation"), partially offset by increases associated with becoming a public company. In 1995, the Company incurred legal expenses of approximately $400,000 in connection with the Fiber Litigation. Future legal expenses in the Fiber Litigation (not including out-of-pocket expenses) are expected to be limited in accordance with the Company's agreement with its legal counsel, although if the litigation is successful, counsel will be entitled to certain contingency fees.

    Net interest income increased to $99,037 in fiscal 1996 from net interest expense of $322,540 in fiscal 1995, reflecting the investment of the Company's remaining net proceeds from its December 1994 initial public offering and the repayment in that month of a significant portion of the Company's outstanding debt.

    Net loss increased 51.1% to $5,752,895 in fiscal 1996 from $3,808,485 in fiscal 1995. This increase was principally attributable to increases in cost of sales, selling and marketing expenses and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including an initial public offering in December 1994, revenues from operations and the proceeds from an SBIR grant.
The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

    At March 31, 1996, the Company had a minimal cash balance and its working capital was $5,818,492. This represents a reduction from March 31, 1995 of $5,852,774 in cash and cash equivalents. The decrease in cash and cash equivalents was the result of net cash used in operating activities of $5,312,384, and cash used in investing activities, including a $195,971 increase in patents, a $219,723 addition to capital equipment primarily for molds for new products and a $125,000 note receivable from International Biolaser Corporation.

    In December 1995, the Company entered into a strategic marketing alliance with Mattan Corporation ("Mattan"), a Canadian corporation whose stock is publicly traded on the Alberta Stock Exchange. Pursuant to this alliance, the Company entered into a Purchasing Agreement with Mattan which provides that the Company will supply all laser equipment and associated disposables for all laser surgery centers to be designed and opened by Mattan in Canada and the United States. In connection with this alliance, the Company entered into a Share Exchange Agreement with Mattan pursuant to which the Company issued 200,000 shares of the Company's Class A Common Stock to two parties affiliated with Mattan, in exchange for 1,150,000 shares of Mattan's Common Stock (the "Mattan Shares"), which constituted approximately 12% of Mattan's outstanding Common Stock as of the date of the transaction. The Company accounts for this investment as an available-for-sale security pursuant to SFAS 115. See footnote 6 to Notes to Financial Statements.

    At March 31, 1996, the Company's indebtedness consisted of a $481,195 note payable to Pfizer HPG due in three installments commencing with a $240,598 principal reduction, plus accrued interest, in July 1996 and $120,299 quarterly payments in October 1996 and January 1997. Upon completion of this Offering, any remaining unpaid principal and accrued interest becomes immediately due and payable.

    At March 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $16,319,249 which will begin to expire in fiscal 2007. Net operating loss carryforwards for state income tax purposes totaling approximately $7,895,167 at December 31, 1995 begin to expire in fiscal 1998. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of the Company's net operating loss carryforwards to offset future income may be limited.

    The Company has a credit facility (the "Credit Facility") with Silicon Valley Bank which permits borrowings of up to $1 million, based on the value of the Mattan Shares. Borrowings under the Credit Facility are secured by the Mattan Shares, bear interest at the prime rate plus 1% per annum, and are due and payable in December 1996. In connection with this Credit Facility, the Company issued to such lender warrants to purchase up to 9,756 shares of the Company's Common Stock at an exercise price equal to $10.25 per share. As of June 24, 1996, the Company has drawn approximately $300,000 on this Credit Facility.

    The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development activities, the scope and results of preclinical studies and clinical trials, the costs and timing of regulatory approvals, the rate of technology advances by the Company, competitive conditions within the medical laser industry, the establishment of manufacturing capacity and the establishment of collaborative marketing and other relationships which may either involve cash infusions to the Company, or require additional cash from the Company. The Company's ability to meet its working capital needs will be dependent on its ability to achieve a positive cash flow from operations and profitable operations, in addition to its ability to secure additional debt or equity financing. No assurance can be given that the Company will be able to achieve a positive cash flow from operations, profitable operations or secure financing on acceptable terms.

SEASONALITY OF BUSINESS

    To date, the Company's revenues have typically been significantly higher in the second and fourth calendar quarters. This seasonality reflects the timing of major medical and dental industry trade shows in these quarters, significantly reduced sales during the summer and the effect of year end tax planning influencing the purchasing of capital equipment for depreciation during the fourth calendar quarter. The Company expects that this seasonality will continue indefinitely.

GOVERNMENT GRANTS

    The Company has been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Approximately $250,000 of this amount was drawn at March 31, 1996, and an additional approximately $398,000 has been drawn since that date. The remainder of the grant can be drawn over the next six months upon the achievement of specified criteria. The Company has also applied for new Phase I research grants related to dentistry, orthopedics, tissue melding, and ophthalmology. No assurance can be given that the Company will be awarded any of these potential government grants.

POTENTIAL FUTURE CHARGE TO INCOME

    The Securities and Exchange Commission has adopted a position with respect to arrangements such as the one entered into among the Company and the holders of its outstanding Class E-1 and Class E-2 Common Stock ("Escrow Shares") which provides that in the event any shares are released from escrow to certain persons who are officers, directors, employees or consultants of the Company, compensation expense will be recorded for financial reporting purposes. Accordingly, the Company expects, in the event of the release of the Escrow Shares from escrow, to recognize substantial noncash charges to earnings during the periods in which the criteria for release of the Escrow Shares are met, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The recognition of such compensation expense by the Company may have a depressive effect on the market price of the Company's securities.

    The Escrow Shares will be automatically converted into Common Stock (at a conversion rate of one share of Common Stock for each Escrow Share) in the event that the Company meets certain criteria relating to the market price of the Common Stock or the achievement by the Company of certain levels of "income," as defined. Different criteria relate to the Class E-1 Common Stock and Class E-2 Common Stock. For these purposes, "income" means the Company's net income before provision for income taxes, including earnings from joint ventures, distribution agreements and licensing agreements, but exclusive of any other earnings that are classified as an extraordinary item, and exclusive of charges to income that may result from conversion of the Escrow Shares into Common Stock, as stated in the Company's financial statements audited by the Company's independent accountants.

    If none of the pretax net income or market price levels are attained, the Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be cancelled. The pretax net income and market price levels were determined by negotiation between the Company and the Company's underwriter for its initial public offering and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities. There can be no assurance that such earnings and market price levels will be attained or that any or all of the Escrow Shares will be converted into Common Stock.

ITEM 7.  FINANCIAL STATEMENTS.

    The Company's financial statements at March 31, 1996 and for the years ended March 31, 1996 and 1995 follow hereafter.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................         F-2
Balance Sheet at March 31, 1996............................................................................         F-3
Statement of Operations for the Years Ended March 31, 1995 and 1996........................................         F-4
Statement of Shareholders' Equity for the Years Ended March 31, 1995 and 1996..............................         F-5
Statement of Cash Flows for the Years Ended March 31, 1995 and 1996........................................         F-6
Notes to Financial Statements..............................................................................         F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Shareholders of
Premier Laser Systems, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Premier Laser Systems, Inc. at March 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP

Costa Mesa, California

May 17, 1996, except as to
Note 18, which is as
of June 25, 1996

                          PREMIER LASER SYSTEMS, INC.

                                 BALANCE SHEET

                                                                                                      MARCH 31,
                                                                                                         1996
                                                                                                    --------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.......................................................................  $       35,463
  Short-term investments (Note 6).................................................................       4,547,377
  Accounts receivable, net of allowance for doubtful accounts of $154,677.........................         508,315
  Inventories (Note 7)............................................................................       2,185,355
  Prepaid expenses and other current assets.......................................................         419,504
                                                                                                    --------------
      Total current assets........................................................................       7,696,014
  Property and equipment, net (Note 8)............................................................         493,942
  Intangibles, net (Note 9).......................................................................       7,353,462
  Other assets (Note 6)...........................................................................         131,150
                                                                                                    --------------
                                                                                                    $   15,674,568
                                                                                                    --------------
                                                                                                    --------------
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................................  $    1,208,219
  Accrued liabilities (Note 10)...................................................................         188,108
  Notes payable to related party (Notes 11 and 12)................................................         481,195
                                                                                                    --------------
      Total current liabilities...................................................................       1,877,522
                                                                                                    --------------
Commitments and contingencies (Note 14)
Shareholders' equity (Notes 5 and 16):
  Preferred stock -- 8,850,000 shares authorized, no shares issued and outstanding
  Common stock -- Class A -- no par value, 35,600,000 shares authorized;
   4,702,203 shares issued and outstanding........................................................      16,317,376
  Common stock -- Class E-1 -- no par value, 2,200,000 shares authorized;
   1,256,818 shares issued and outstanding........................................................       4,769,878
  Common stock -- Class E-2 -- no par value, 2,200,000 shares authorized;
   1,256,818 shares issued and outstanding........................................................       4,769,878
  Class A warrants................................................................................       2,321,057
  Class B warrants................................................................................         376,774
  Warrants to purchase Class A common stock.......................................................         192,130
  Unrealized holding gain on short-term investments...............................................       3,666,367
  Accumulated deficit.............................................................................     (18,616,414)
                                                                                                    --------------
      Total shareholders' equity..................................................................      13,797,046
                                                                                                    --------------
                                                                                                    $   15,674,568
                                                                                                    --------------
                                                                                                    --------------

        The accompanying notes are an integral part of these statements.

                          PREMIER LASER SYSTEMS, INC.

                            STATEMENT OF OPERATIONS

                                                                                         YEAR ENDED MARCH 31,
                                                                                    ------------------------------
                                                                                         1995            1996
                                                                                    --------------  --------------
Net sales.........................................................................  $    1,249,403  $    1,704,390
Cost of sales.....................................................................       1,298,420       3,324,757
                                                                                    --------------  --------------
Gross (loss)......................................................................         (49,017)     (1,620,367)
Selling and marketing expenses....................................................       1,035,863       1,308,767
Research and development expenses.................................................       1,035,705       1,213,471
General and administrative expenses...............................................       1,747,090       1,709,327
                                                                                    --------------  --------------
    Loss from operations..........................................................      (3,867,675)     (5,851,932)

Interest income (expense), net....................................................        (322,540)         99,037
                                                                                    --------------  --------------
    Loss before extraordinary items...............................................      (4,190,215)     (5,752,895)
Extraordinary gain from extinguishment of indebtedness............................         381,730
                                                                                    --------------  --------------
    Net loss......................................................................  $   (3,808,485) $   (5,752,895)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Loss per share:
  Net loss........................................................................                  $        (1.26)
                                                                                                    --------------
                                                                                                    --------------
  Weighted average number of shares outstanding...................................                       4,556,959
                                                                                                    --------------
                                                                                                    --------------
Pro forma loss per share (unaudited):
  Loss before extraordinary items.................................................  $        (1.59)
  Extraordinary gain from extinguishment of indebtedness..........................             .15
                                                                                    --------------
  Net loss........................................................................  $        (1.44)
                                                                                    --------------
                                                                                    --------------
  Weighted average number of shares outstanding...................................       2,584,722
                                                                                    --------------
                                                                                    --------------

        The accompanying notes are an integral part of these statements.

                          PREMIER LASER SYSTEMS, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                  COMMON STOCK            COMMON STOCK            COMMON STOCK
                                    CLASS A                CLASS E-1                CLASS E-2
                             ----------------------  ----------------------  -----------------------   CLASS A     CLASS B
                              SHARES      AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT      WARRANTS    WARRANTS
                             ---------  -----------  ---------  -----------  ----------  -----------  ----------  ----------
Balance, March 31, 1994....  1,432,636  $ 5,372,022  1,268,488  $ 4,756,528   1,268,488  $ 4,756,528
  Exercise of common stock
   options.................      4,936        2,848      3,011        1,081       3,011        1,081
  Common stock issued in
   lieu of cash payments...      1,635       13,046      1,447       11,552       1,447       11,552
  Common stock forfeited
   due to cessation of
   employment..............     (7,798)     (20,124)    (6,905)     (17,818)     (6,905)     (17,818)
  Warrants issued in
   connection with private
   placement units.........
  Repurchase of common
   stock...................    (17,681)      (6,910)   (15,752)      (6,119)    (15,752)      (6,119)
  Initial public offering
   of units, net
   proceeds................  2,400,000    7,633,504                                                   $1,622,222  $  286,274
  Conversion of warrants...                                                                              186,000
  Conversions of certain
   related party notes and
   associated accrued
   interest................      7,072       28,448      6,260       24,596       6,260       24,596
  Conversion of debentures
   and associated accrued
   interest................    321,099    1,284,397                                                      272,934      48,165
  Exercise of over-
   allotment option........    360,000    1,128,947                                                      239,901      42,335
  Net loss.................
                             ---------  -----------  ---------  -----------  ----------  -----------  ----------  ----------
  Balance, March 31, 1995..  4,501,899   15,436,178  1,256,549    4,769,820   1,256,549    4,769,820   2,321,057     376,774
  Common stock issued for
   investment in Mattan
   (Note 6)................    200,000      881,010
  Exercise of stock
   options.................        304          188        269           58         269           58
  Unrealized holding gain
   on short-term
   investments.............
  Net loss.................
                             ---------  -----------  ---------  -----------  ----------  -----------  ----------  ----------
Balance, March 31, 1996....  4,702,203  $16,317,376  1,256,818  $ 4,769,878   1,256,818  $ 4,769,878  $2,321,057  $  376,774
                             ---------  -----------  ---------  -----------  ----------  -----------  ----------  ----------
                             ---------  -----------  ---------  -----------  ----------  -----------  ----------  ----------


                              COMMON    UNREALIZED
                               STOCK     HOLDING    ACCUMULATED
                             WARRANTS      GAIN       DEFICIT        TOTAL
                             ---------  ----------  ------------  ------------
Balance, March 31, 1994....  $ 192,130              $ (9,055,034) $  6,022,174
  Exercise of common stock
   options.................                                              5,010
  Common stock issued in
   lieu of cash payments...                                             36,150
  Common stock forfeited
   due to cessation of
   employment..............                                            (55,760)
  Warrants issued in
   connection with private
   placement units.........    186,000                                 186,000
  Repurchase of common
   stock...................                                            (19,148)
  Initial public offering
   of units, net
   proceeds................                                          9,542,000
  Conversion of warrants...   (186,000)
  Conversions of certain
   related party notes and
   associated accrued
   interest................                                             77,640
  Conversion of debentures
   and associated accrued
   interest................                                          1,605,496
  Exercise of over-
   allotment option........                                          1,411,183
  Net loss.................                           (3,808,485)   (3,808,485)
                             ---------  ----------  ------------  ------------
  Balance, March 31, 1995..    192,130               (12,863,519)   15,002,260
  Common stock issued for
   investment in Mattan
   (Note 6)................                                            881,010
  Exercise of stock
   options.................                                                304
  Unrealized holding gain
   on short-term
   investments.............             $3,666,367                   3,666,367
  Net loss.................                           (5,752,895)   (5,752,895)
                             ---------  ----------  ------------  ------------
Balance, March 31, 1996....  $ 192,130  $3,666,367  $(18,616,414) $ 13,797,046
                             ---------  ----------  ------------  ------------
                             ---------  ----------  ------------  ------------

        The accompanying notes are an integral part of these statements.

                          PREMIER LASER SYSTEMS, INC.

                            STATEMENT OF CASH FLOWS

                                                                                         YEAR ENDED MARCH 31,
                                                                                    ------------------------------
                                                                                         1995            1996
                                                                                    --------------  --------------
Cash flows from operating activities:
  Net loss........................................................................  $   (3,808,485) $   (5,752,895)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.................................................         812,196         814,401
    Extraordinary gain from extinguishment of debt................................        (381,730)
    Amortization of debt discount.................................................         119,230
    Exchange of product for clinical studies......................................                        (158,250)
    Amortization of clinical program expense......................................         227,000          31,367
    Issuance of stock options and stock in lieu of consulting payments............          36,150
    Common stock forfeited upon cessation of employment...........................         (55,760)
    Provision for doubtful accounts receivable....................................                        (151,751)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable....................................         142,591         (92,716)
    Increase in inventories.......................................................         (21,880)        (14,665)
    Decrease (increase) in prepaid expenses and other current assets..............        (320,569)         22,468
    (Increase) decrease in other assets...........................................         230,793          (6,150)
    Increase (decrease) in accounts payable.......................................        (411,197)        594,654
    (Decrease) increase in accrued liabilities....................................          28,907        (598,847)
                                                                                    --------------  --------------
      Net cash used in operating activities.......................................      (3,402,754)     (5,312,384)
                                                                                    --------------  --------------
Cash flows from investing activities:
  Purchases of property and equipment.............................................         (45,785)       (219,723)
  Note receivable pursuant to strategic alliance agreement (Note 6)...............                        (125,000)
  Patent expenditures.............................................................        (204,838)       (195,971)
                                                                                    --------------  --------------
    Net cash used in investing activities.........................................        (250,623)       (540,694)
                                                                                    --------------  --------------
Cash flows from financing activities:
  Proceeds from exercise of common stock options..................................                             304
  Proceeds from issuance of common stock prior to initial public offering.........           5,010
  Proceeds from issuance of common stock warrants.................................         186,000
  Proceeds from initial public offering and exercise of over-allotment option.....      10,953,183
  Cash paid for repurchase of common stock........................................         (19,148)
  Proceeds from issuance of notes payable.........................................       1,519,000
  Cash paid for repurchase of mandatorily redeemable warrants.....................        (285,000)
  Principal payments on notes payable.............................................      (3,126,195)
                                                                                    --------------  --------------
    Net cash provided by financing activities.....................................       9,232,850             304
                                                                                    --------------  --------------
Net (decrease) increase in cash...................................................       5,579,473      (5,852,774)
                                                                                    --------------  --------------
Cash and cash equivalents, beginning of period....................................         308,764       5,888,237
                                                                                    --------------  --------------
Cash and cash equivalents, end of period..........................................  $    5,888,237  $       35,463
                                                                                    --------------  --------------
                                                                                    --------------  --------------

        The accompanying notes are an integral part of these statements.

                          PREMIER LASER SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS
    Premier Laser Systems, Inc. (the Company) was incorporated in July 1991 and commenced operations in August 1991 after acquiring substantially all of the assets and certain liabilities of Pfizer Laser Systems (Pfizer), a division of Pfizer Hospital Products Group, Inc. The Company designs, develops, manufactures and markets several lines of lasers for surgical and other medical purposes, laser waveguides and fiber optic devices, disposables and associated accessory products for the medical market.

    The financial statements as of March 31, 1996 and for each of the two years in the period ended March 31, 1996 give effect to the Company's recapitalization and reverse stock splits discussed in Note 16.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION


    The Company recognizes revenue upon shipment of product to customers, and when no significant contractual obligations remain outstanding.


    CASH EQUIVALENTS

    Cash equivalents represent short-term, highly liquid investments that have original maturities of three months or less and are readily convertible to cash. Such investments consist primarily of U.S. Treasury Notes and commercial paper. Cost of such investments is equal to the related fair value at March 31, 1996.

    SHORT-TERM INVESTMENTS

    In fiscal 1995, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, the Company's investments are classified as "available-for-sale" securities and are reported at fair market value. Any unrealized holding gains or losses are reported as a separate component of stockholders' equity. Realized gains and losses are reported on the specific identification method and are reported in income. The Company's marketable securities portfolio at March 31, 1996 consists of its investments in the common stock of Mattan Corporation (see Note 6).

    INVENTORIES

    Inventories are stated at the lower of cost or market and include material, labor, and related manufacturing overhead. The Company determines cost using the first-in, first-out (FIFO) method.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Expenditures for replacements and improvements are capitalized and expenditures for repairs, maintenance and routing replacements are charged to operating expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations.

    Depreciation of furniture, machinery and equipment is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to eight years.

    INTANGIBLES

    Intangible assets consists primarily of patents, technology rights and license agreements. The costs assigned to acquired intangible assets, based in part upon independent appraisals, are being amortized on a straight-line basis over the estimated useful lives of the assets ranging from 2 to 15 years. Periodically, the Company evaluates the recoverability of intangibles based on estimated undiscounted future cash flows from operating activities compared with the carrying values of the intangibles.

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. A substantial portion of the research and development expense is related to developing new products, improving existing products or processes, and clinical research programs.

    The Company enters into agreements with certain doctors to exchange a portion of a product's sales price for completion of certain portions of clinical studies necessary for obtaining product approval by the U.S. Food and Drug Administration. Typically, the amounts consist of a portion of the product sales price which is equal to the fair value of the services to be rendered by the doctor. Pursuant to the agreements, in the event the doctor is unable to complete the agreed upon clinical study, the doctor is required to remit cash payment for the entire amount. The amounts are capitalized as prepaid research and development expense and amortized upon completion of certain milestones of the clinical study. These studies are generally completed within one year. Research and development expenses included in prepaid expenses totaled $204,000 at March 31, 1996.

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the liability method for accounting for income taxes. This method mandates the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

    NET LOSS PER SHARE

    Net loss per share was computed based on the weighted average number of the Company's common shares outstanding during fiscal 1996 and excludes all shares of Class E-1 and Class E-2 Common Stock, discussed in Note 16, outstanding, or subject to option, because all such shares of stock are subject to escrow and the conditions for the release of shares from escrow have not been satisfied. Common stock equivalents were not considered in the net loss per share calculation because the effect on the net loss would be antidilutive.

    PRO FORMA NET LOSS PER SHARE (UNAUDITED)

    Net loss per common share was computed based on the weighted average number of the Company's common shares outstanding during the fiscal year ended March 31, 1995 after giving retroactive adjustment for the recapitalization discussed in Note 16 and the conversion of the Company's debentures into units (as defined in Note 5) which occurred upon completion of the Company's initial public offering (see Note 5). The effect on net loss per common share of the conversion of the Company's debentures was to reduce historical net loss by $67,995 and to increase weighted average shares outstanding by 321,099 shares for the fiscal year ended March 31, 1995. Class E-1 and E-2 common stock shares, discussed in
Note 16, were excluded from the net loss per share calculation because the conditions for release of shares from escrow have not been satisfied. Other common stock equivalents were not considered in the net loss per share calculation because the effect on the net loss per share would be antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock options and warrants granted and common shares issued within one year of the Company's initial public offering and not in escrow have been included as outstanding for the six months ended September 30, 1994 (the date of the most recent financial statements included in the Company's initial public offering prospectus) using the treasury stock method.

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for years beginning after December 15, 1995, which establishes a fair value-based method of accounting for stock-based compensation plans. The statement allows companies to continue to use the intrinsic value-based approach, supplemented by footnote disclosure of the pro forma net income and earnings per share of the fair value-based approach. The Company intends to follow this method allowed by SFAS 123.

    USE OF ESTIMATES BY MANAGEMENT

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Significant estimates and assumptions include those made surrounding inventory valuation and the realizability of certain intangible assets. The Company's inventory and intangibles largely relate to technologies which have yet to gain wide spread market acceptance. Management believes no loss will be incurred on the disposition of its inventory and that the remaining economic life of the Company's tangible assets is reasonable. If wide spread market acceptance of the Company's products is not achieved, the carrying amount of inventory and intangible assets could be materially reduced.

3.  SUPPLEMENTAL CASH FLOW INFORMATION
    Supplemental disclosures of cash flows information:

                                                         YEAR ENDED MARCH 31,
                                                        ----------------------
                                                           1995        1996
                                                        -----------  ---------
Cash paid for:
  Interest............................................  $   550,962  $  52,129
  Income taxes........................................          800        800

    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    In fiscal 1996, the Company issued 200,000 shares of Class A Common Stock in connection with the acquisition of 1,150,000 shares of Mattan Corporation's common stock. The value of the Mattan Corporation common stock shares was $881,010 on the date of the transaction (see Note 6).

    Concurrent with the completion of the Company's initial public offering, certain notes payable to shareholders totaling $66,500 and convertible debentures totaling $1,500,000, plus related accrued interest, were converted into 7,072 shares of Class A Common Stock and 6,260 shares of each Class E-1 and E-2 Common Stock, and 321,099 Units, respectively.

4.  BASIS OF PRESENTATION
    The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its laser products. In addition, the Company intends to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for its laser technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in a new business enterprise. The Company is presently attempting to borrow funds and/or complete a public offering of its common stock to provide working capital for operations in the near term. The outcome of such efforts to raise

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  BASIS OF PRESENTATION (CONTINUED)
working capital cannot be assured. The ultimate timeframe in which a sufficient level of product or market acceptance can be achieved is uncertain. As such, there is substantial doubt about the Company's ability to continue as a going concern.

    The Company's financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be required to realize its assets and liquidate its liabilities, contingent liabilities and commitments in other than the normal course of business at amounts different from those disclosed in the financial statements.

5.  INITIAL PUBLIC OFFERING
    On December 7, 1994, the Company completed an initial public offering consisting of 2,400,000 Units of the Company's securities, each unit consisting of one share of Class A Common Stock, one redeemable Class A Warrant and one redeemable Class B Warrant (the "Units"). The Company realized net proceeds of $9,542,000 from this offering. Each Class A Warrant consists of the right to purchase one share of Class A Common Stock and one Class B Warrant at any time through the fifth anniversary date of the initial public offering at an exercise price of $6.50. Each Class B Warrant consists of the right to purchase one share of Class A Common Stock from the date of issuance through the fifth anniversary date of the initial public offering's effective date at an exercise price of $8.00.

    On January 12, 1995, the underwriter in the initial public offering exercised its over-allotment option to purchase 360,000 Units at the initial public offering price, resulting in net proceeds of $1,411,183 to the Company.

6.  STRATEGIC ALLIANCES

    In December 1995, the Company entered into a strategic marketing alliance with Mattan Corporation (Mattan), a Canadian corporation whose stock is publicly traded on the Alberta Stock Exchange. The purchasing agreement (the Agreement) stipulates that the Company will supply all laser equipment and associated disposables for all laser surgery centers to be designed and opened by Mattan in Canada and the United States. It is anticipated that these surgery centers will be operated under the name of Medical Laser Institute of America. In connection with this alliance, the Company also entered into a share exchange agreement pursuant to which the Company issued 200,000 shares of the Company's Class A Common Stock to certain parties affiliated with Mattan, who purchased 1,150,000 shares of Mattan's common stock, representing approximately 12% of Mattan's common stock, for approximately $881,010 on the Company's behalf. P rior to March 31, 1996, the Mattan affiliates sold the 200,000 shares of the Company's Class A Common Stock and released the shares of the Mattan common stock to the Company. The Company accounts for this investment as an available-for-sale security pursuant to SFAS 115 (See Note 2). At March 31, 1996, the fair value of this investment totaled approximately $4,547,377 and the related unrealized holding gain totaled approximately $3,666,367.


    In October 1995, the Company entered into a strategic business alliance with International Biolaser Corporation (IBC). This agreement specifies that the Company will manufacture IBC's CO(2) and argon lasers and that such products will be jointly marketed by the two companies. Pursuant to the agreement, the Company advanced $125,000 to IBC in exchange for a convertible note payable due in October 1997, bearing interest at 10% per annum and secured by substantially all of IBC's intangible assets. This note payable is convertible, at the Company's sole option, into an 80% ownership interest in IBC only after IBC has repaid certain pre-existing indebtedness.

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  INVENTORIES
    Inventories at March 31, 1996 consist of the following:

Raw materials..................................  $  938,560
Work-in-progress...............................     276,998
Finished goods.................................     969,797
                                                 ----------
                                                 $2,185,355
                                                 ----------
                                                 ----------

8.  PROPERTY AND EQUIPMENT
    Property and equipment at March 31, 1996 consist of the following:

Machinery, equipment, molds and tooling........  $1,032,188
Furniture, fixtures and office equipment.......     433,286
                                                 ----------
                                                  1,465,474
  Less: accumulated depreciation...............     971,532
                                                 ----------
                                                 $  493,942
                                                 ----------
                                                 ----------

9.  INTANGIBLES
    Intangibles at March 31, 1996 consist of the following:

Patents and technology rights..................  $9,413,088
License agreements.............................     255,000
Other..........................................     201,000
                                                 ----------
                                                  9,869,088
Less: accumulated amortization.................   2,515,626
                                                 ----------
                                                 $7,353,462
                                                 ----------
                                                 ----------

10. ACCRUED LIABILITIES
    Accrued liabilities at March 31, 1996 consist of the following:

Accrued payroll, vacation and related taxes....  $   96,132
Accrued other..................................      91,976
                                                 ----------
                                                 $  188,108
                                                 ----------
                                                 ----------

11. RELATED PARTY TRANSACTIONS
    As discussed in Note 1, the Company commenced operations after acquiring substantially all of the assets and certain liabilities of Pfizer in August 1991. At March 31, 1996, notes payable to Pfizer totaled $481,195 (see Note 12).

    Consulting fees aggregating $12,000 and $26,000 for the fiscal years ended March 31, 1996 and 1995, respectively, were paid to a consultant of the Company, directly related to an officer of the Company.

12. NOTES PAYABLE TO RELATED PARTY AND EXTRAORDINARY GAIN
    Prior to the completion of the initial public offering described in Note 5, the Company's notes payable to Pfizer amounted to $2,517,390. Pursuant to an agreement between the Company and Pfizer, the Company paid $1,386,195 of the notes payable to Pfizer immediately subsequent to the closing of the initial public offering and Pfizer forgave $650,000 of the total indebtedness. The remaining balance of $481,195, bearing interest at 10% per annum at March 31, 1996, and related

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12. NOTES PAYABLE TO RELATED PARTY AND EXTRAORDINARY GAIN (CONTINUED) accrued interest are payable in quarterly installments commencing July 8, 1996 with the first principal payment totaling $240,598, plus accrued interest, and the remaining two quarterly principal payments totaling $120,299, plus accrued interest. If the Company completes a private or public equity offering which raises net proceeds of at least $3 million, the note payable balance outstanding at the time of that offering becomes immediately due and payable. The note payable to Pfizer is secured by substantially all of the tangible assets and certain patents of the Company.

    In June 1994, notes payable to third parties of $1,500,000 were converted into convertible debentures. These debentures and related accrued interest were converted into 321,099 Units concurrent with the closing of the initial public offering. Also concurrent with the close of the offering, notes payable to shareholders totaling $66,500 plus related accrued interest were converted into 7,072 shares of Class A Common Stock and 6,260 shares of each Class E-1 and E-2 Common Stock.

    In August 1994, the Company completed a private placement of debt units, whereby $1,550,000 of notes payable bearing interest at 10% per annum (the "Bridge Notes") and warrants to purchase 1,085,000 shares of Class A common stock were issued. In connection with this private placement, the Company incurred placement costs of $201,500 and issued the notes at a discount totaling $186,000. These notes payable were also paid in full in December 1994.

    In connection with the debt forgiven by Pfizer and the extinguishment of the bridge notes, the Company recognized a net extraordinary gain on extinguishment of debt totaling $381,730.

13. GRANTS
    In September, 1995, the Company obtained a Small Business Innovative Research Grant totaling approximately $750,000 for the study of laser emulsification. Pursuant to the terms of the grant, the Company is eligible to receive reimbursement for research and development costs incurred in connection with the laser emulsification study up to $750,000 upon the achievement of certain deliverables, as defined. During fiscal 1996, the Company received approximately $250,000 under the grant. The amounts received under the grant were offset against research and development costs incurred in the study.

14. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    The Company leases its facilities and certain equipment under noncancellable operating leases. Total rental expense for operating leases was $348,059 and $387,055 for the fiscal years ended March 31, 1996 and 1995, respectively. At March 31, 1996, future minimum lease payments under noncancellable operating leases are as follows:

YEAR ENDING MARCH 31,
- -----------------------------------------------------------
    1997...................................................  $     241,536
    1998...................................................        244,634
    1999...................................................        247,811
    2000...................................................        252,448
    2001...................................................        250,488
                                                             -------------
                                                             $   1,236,917
                                                             -------------
                                                             -------------

    Pursuant to the Company's facility lease, effective January 1997, the Company becomes guarantor of a lease agreement between the Company's lessor and a third party lessee. The guaranteed future minimum lease payments relating to the third party are $108,456, $111,624, and $85,500 for the years ended March 31, 1997, 1998 and 1999, respectively.

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company entered into employment agreements with three members of its executive management team. These agreements provide for two to four months of severance benefits upon termination of employment. Based upon salary levels as of March 31, 1996, such severance benefits range from approximately $15,000 to $33,000 for each of the above members of management.

    CONTINGENCIES

    The Company  entered into  an agreement  with Infrared  Fiber Systems,  Inc.
(IFS), as a supplier of certain fiberoptics that expires in the fiscal year ending March 31, 2002 and requires the supplier to sell exclusively to the Company fiberoptics for medical and dental applications as long as the Company purchases defined minimum amounts.

    In March 1994, the Company initiated litigation against IFS. The Company's complaint alleges that IFS and two of its officers misrepresented IFS' ability to supply optical fibers, and that IFS breached its supply agreement and certain warranties. In April 1994, IFS filed a cross-complaint alleging breach of contract and intentional interference with prospective economic advantage, seeking declaratory relief that the contract has been terminated and that IFS is free to market its fibers to others. In July 1994, Coherent, Inc., a major shareholder of IFS and a manufacturer of medical lasers which employ IFS optical fibers, joined the lawsuit for the express purpose of defending their rights to the IFS optical fibers. In May 1995, the Company instituted litigation concerning this dispute in the Orange County, California Superior Court against Coherent, Westinghouse Electric Corporation ("Westinghouse") and an individual employee of Westinghouse who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit and interfered with the Company's contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995 the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by the Company in the federal action. No trial date has been set. The Company believes that the likely liability of the Company, if any, arising from this litigation would not have a materially adverse impact upon the Company.

    The Company is involved in various disputes and other lawsuits from time to time arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of the IFS litigation, disputes and other lawsuits may adversely affect the Company. It is the opinion of management, that the outcome of such matters will not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

15. INCOME TAXES
    The Company incurred losses totaling $5,752,895 and $3,808,485 for fiscal years ended March 31, 1996 and 1995, respectively. As a result, no provision for income taxes has been charged to continuing operations during these periods.

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

15. INCOME TAXES (CONTINUED)
    Deferred tax assets at March 31, 1996 are comprised as follows:

Accounts receivable reserves...........................  $    62,084
Research and development expenditures capitalized for
 tax purposes..........................................      410,247
Research and development federal tax credits...........      187,436
Depreciation of property and equipment.................       40,289
Net operating loss carryforwards.......................    6,033,150
Other..................................................      852,876
                                                         -----------
Gross deferred tax assets..............................    7,586,082
Deferred tax asset valuation allowance.................   (7,586,082)
                                                         -----------
                                                         $        --
                                                         -----------
                                                         -----------

    The net change in the valuation allowance for deferred tax assets was an increase of approximately $2,634,142 from the balance at March 31, 1995. The change primarily relates to additional net operating loss carryforwards generated as well as changes in other deferred assets in fiscal 1996, which were fully reserved for at March 31, 1996.

    At March 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $16,319,249 which begin to expire in fiscal 2007. Operating loss carryforwards for state income tax purposes totaling approximately $7,895,167 at March 31, 1996 begin to expire in fiscal 1998. Pursuant to provisions in the Tax Reform Act of 1986, the net operating loss carryforwards and research and development credits available for use in any given year may be limited as a result of the significant changes in stock ownership attributable to the initial public offering.

16. SHAREHOLDERS' EQUITY

    COMMON STOCK AND RECAPITALIZATION

    On June 11, 1994, the Company effected a recapitalization pursuant to an Amendment of its Articles of Incorporation. In this recapitalization: (i) the Company authorized for issuance three new classes of Common Stock, designated as Class A Common Stock, Class E-1 Common Stock and Class E-2 Common Stock, of which 35,600,000 shares of Class A Common Stock were authorized, 2,200,000 shares of Class E-1 Common Stock were authorized and 2,200,000 shares of Class E-2 Common Stock were authorized; (ii) the Company authorized for issuance a new class of Preferred Stock (having rights, preferences and privileges to be determined in the future) of which 8,850,000 shares were authorized for issuance; (iii) the Common Stock outstanding immediately prior to the recapitalization was reclassified as Class A Common Stock; and (iv) each share of Common Stock outstanding immediately prior to the recapitalization was converted, through a reverse stock split, into 0.1292 shares of Class A Common Stock.

    Following the above Amendment of the Articles of Incorporation, the Company declared a stock split effected as a stock dividend to the holders of its Common Stock, providing for the issuance of approximately 0.1144 shares of Class E-1 Common Stock and 0.1144 shares of Class E-2 Common Stock for each share of Common Stock held immediately prior to the recapitalization.

    As a result of this recapitalization and stock split, each share of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock was converted into 0.1292 shares of Class A Common Stock, 0.1144 shares of Class E-1 Common Stock and 0.1144 shares of Class E-2 Common Stock. Conversion of Series A and Series B Preferred Stock into Class A Common Stock, Class E-1 Common Stock and Class E-2 Common Stock was effected upon the closing of the Company's initial public offering.

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

16. SHAREHOLDERS' EQUITY (CONTINUED)
    On October 20, 1994, the Company voted to effect a 7:1 reverse stock split pursuant to an amendment of its Articles of Incorporation. As a result thereof, the shares of Series A Common Stock, E-1 Common Stock, and E-2 Common Stock, discussed above, were reduced in number by a factor of 0.7.

    STOCK OPTION PLANS AND WARRANTS

    The Company has adopted several stock option plans that authorize the granting of options to employees, officers and/or consultants to purchase shares of the Company's Class A Common Stock. The stock option plans are administered by the Board of Directors or a committee appointed by the Board of Directors, which determines the terms of the options, including the exercise price, the number of shares subject to option and the exercisability of the option. The options are generally granted at the fair market value of the shares underlying the options at the date of the grant and expire within ten years of the grant date.

    In addition to options granted pursuant to the stock option plans, the Company has issued to certain Board of Directors members, consultants and former notes payable holders warrants to purchase shares of the Company's Class A Common Stock.

    A summary of the activity related to stock options and warrants for the fiscal years ended March 31, 1995 and 1996 is as follows:

                                                                WARRANT/OPTION
                                                                  PRICE PER
                                                     SHARES         SHARE
                                                   -----------  --------------
Outstanding at March 31, 1994....................      228,590    $  1.00-17.69
Granted..........................................    1,733,650       5.00- 6.50
Exercised........................................       (1,535)      1.00- 1.77
Cancelled........................................      (50,872)      8.85
                                                   -----------   --------------
Outstanding and exercisable at March 31, 1995....    1,909,833       1.00-17.69
Granted..........................................      705,700       4.63- 5.63
Exercised........................................         (304)            1.00
Cancelled........................................      (31,236)      1.00-11.06
                                                   -----------   --------------
Outstanding at March 31, 1996....................    2,583,993   $   1.00-17.69
                                                   -----------   --------------
                                                   -----------   --------------

    Warrants to purchase 89,357 shares of the Company's common stock issued in connection with the acquisition of certain patents and technology rights during fiscal 1994 will expire by December 31, 1998 and the warrants to purchase 9,044 shares of common stock issued to a related party will expire by March 31, 1997.

    Effective December 30, 1993, the Company issued warrants to purchase 50,872 shares of common stock, under the 1993 Limited Warrant Plan, with an exercise price of $8.85 per share for services rendered by consultants in connection with the acquisition of technology rights. In January 1995, the warrant holders exercised their right to receive a cash payment of $285,000, an amount equal to the liability owed to the consultants on the date of issuance in exchange for and cancellation of the warrants.

    In connection with the initial public offering in December, 1994 and exercise of the underwriter's over-allotment option, the Company issued 2,760,000 of each of Class A Warrants and Class B Warrants. Both the Class A and Class B Warrants will expire in November 1999.

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

16. SHAREHOLDERS' EQUITY (CONTINUED)
    The Company has the right, commencing three years from the November 30, 1994, the effective date of the initial public offering, to redeem the Class A and Class B Warrants at a price of $.05 per warrant subject to certain conditions regarding the bid price of the Class A Common Stock.

    CLASS E-1 AND CLASS E-2 COMMON STOCK

    The Company's Class E-1 Common Stock and Class E-2 Common Stock are held in escrow, are not transferable, can be voted and will be converted into Class A Common Stock only upon the occurrence of specified events. All the Class E-1 Common Stock shares will be automatically converted into Class A Common Stock shares in the event that: (1) the Company's net income before provision for income taxes, as defined, amounts to at least $4,800,000 for the years ending March 31, 1995 or 1996, or at least $5,500,000, $6,850,000, $8,425,000,
$9,900,000 for the fiscal years ending March 31, 1997 through 2000, respectively, provided that if additional shares are issued earnings must increase proportionately; or (2) the closing price, as defined, of the Company's Class A Common Stock shall average in excess of $15.00 for any 30 consecutive trading days during the 18 months following the November 30, 1994 effective date of the Company's initial public offering or average in excess of $19.25 for any 30 consecutive trading days during the period commencing with the nineteenth month after November 30, 1994 and ending 36 months from that date. If none of the above events occur, the Class E-1 Common Stock shares will be cancelled by the Company on June 30, 2000. All of the Class E-2 Common Stock shares will be automatically converted into Class A Common Stock shares in the event that: (1) the Company's net income before provision for income taxes, as defined, amounts to at least $8,625,000 for the years ending March 31, 1995 or 1996 or at least $11,800,000, $14,750,000, $20,475,000 or $26,750,000 for the years ending March
31, 1997 through 2000, respectively, provided that if additional shares are issued earnings must increase proportionally; or (2) the closing price, as defined, of the Company's Class A Common Stock shall average in excess of $19.75 for any 30 consecutive trading days during the 18 months following the November 30, 1994 effective date of the Company's initial public offering or average in excess of $24.00 for any 30 consecutive trading days during the period commencing with the nineteenth month after November 30, 1994 and ending 36 months from November 30, 1994. If none of the above events occur, the Class E-2 Common Stock shares will be cancelled by the Company on June 30, 2000.

    The Company will, in the event of the release of the Class E-1 Common Stock and Class E-2 Common Stock, recognize during the period in which the earnings thresholds are met or such minimum bid prices are achieved, a substantial noncash charge to earnings equal to the fair value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time.

17. CONCENTRATION OF CREDIT RISK AND FOREIGN SALES
    The Company generates revenues principally from sales in the medical field. As a result, the Company's accounts receivable are concentrated primarily in this industry. In addition, sales to one customer represented 10% of the Company's sales in fiscal 1996 and 11% to a different customer in

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

17. CONCENTRATION OF CREDIT RISK AND FOREIGN SALES (CONTINUED)

fiscal 1995. Sales in foreign countries accounted for approximately 63% and 40% of the Company's total sales in fiscal 1995 and 1996, respectively. A summary of sales in geographic locations for the fiscal years ended March 31, 1995 and 1996 is as follows:

                                                         1995           1996
                                                    -------------  -------------
United States.....................................  $     465,400  $   1,014,327
Europe............................................                       210,386
Asia..............................................        583,500        190,458
Other Foreign.....................................        200,503        289,219
                                                    -------------  -------------
                                                    $   1,249,403  $   1,704,390
                                                    -------------  -------------
                                                    -------------  -------------

    The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Generally, letters of credit are obtained on international sales. The Company maintains reserves for potential credit losses and such losses have been within management expectations.


18. SUBSEQUENT EVENTS


    On June 3, 1996, the Company entered into a loan agreement with a bank which allows the Company to borrow the lesser of $1 million or 40% of the market value of the 1,150,000 shares of Mattan Corporation common stock (the Mattan shares) held by the Company. Borrowings outstanding under this loan agreement bear interest at the bank's prime rate (8.25% at June 3, 1996) plus 1%, are secured by the Mattan shares and are due and payable in December 1996. The loan agreement also provides for the issuance of warrants to purchase 9,756 shares of the Company's Class A Common Stock at $10.25 per share to the bank.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information required by this item is incorporated herein by this reference to the information set forth under the heading "Management" in the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, file number 333-04219.

ITEM 10. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by this reference to the information set forth under the heading "Management-Executive Compensation" in the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, file number 333-04219.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by this reference to the information set forth under the heading "Principal Shareholders" in the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, file number 333-04219.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by this reference to the information set forth under the heading "Certain Transactions" in the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, file number 333-04219.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    A. EXHIBITS.

        3.1 Amended and Restated Articles of Incorporation filed with the California Secretary of State on November 23, 1994.
              (incorporated herein by this reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1994)
        3.2 Bylaws (incorporated herein by this reference to Exhibit 3.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.1 Letter Agreement and Patent License Agreement dated August 29, 1991 among the Company, Patlex Corporation and Gordon Gould (incorporated herein by this reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.2 Assignment Agreement dated July 27, 1992 between the Company and Michael Colvard, M.D. (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.3 Gold Catalyst Licensing Agreement dated April 16, 1992 between the Company and Optical Engineering, Inc. (incorporated herein by this reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
     ++10.4 Lead Generation/Distribution Agreement dated March 17, 1994 between the Company and Burkhart Dental Supply Company (incorporated herein by this reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.5 Form of International Distribution Agreement (incorporated herein by this reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.6 Letter of Intent between the Company and Richard Leaderman, D.D.S., together with related Patent Assignments as filed in the U.S. Patent and Trademark Office on February 22, 1994 (incorporated herein by this reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
     ++10.7 Exclusive Marketing Agreement dated July 26, 1994 between the Company, Proclosure, Inc. and Nippon Shoji Kaisha, Ltd. (incorporated herein by this reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.8 Amended and Restated Registration Rights Agreement dated June 17, 1994 among the Company, Onset Enterprise Associates, L.P., New Enterprise Associates IV Limited Partnership and Franklin Capital Associates, LLP (incorporated herein by this reference to Exhibit
              10.17 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.9 Letter Agreement dated July 21, 1994 between the Company and Pfizer, Inc., as amended (incorporated herein by this reference to Exhibit 10.21 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.10 Form of Indemnification Agreement (incorporated herein by this reference to Exhibit 10.23 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.11 Purchase/Supply Agreement dated January 13, 1987 between Infrared Fiber Systems, Inc. and Pfizer Hospital Products Group, Inc., as amended

              (incorporated herein by this reference to Exhibit 10.26 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.12 Security Agreement dated August 8, 1991 between the Registrant and Pfizer Hospital Products Group, Inc. (incorporated herein by this reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1994)
       10.13 Form of Warrant Agreement (including forms of Class A and Class B Warrant Certificates) (incorporated herein by this reference to
              Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.14 Form of Underwriter's Unit Purchase Option (incorporated herein by this reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.15 Form of Finder's Unit Purchase Option (incorporated herein by this reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.16 1992 Stock Option Plan, together with form of Nonstatutory Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.17 Employee Bonus Stock Plan, together with form of Bonus Stock Agreement (incorporated herein by this reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).
       10.18 Assignment and Modification Agreement dated July 26, 1991, among the Registrant, Pfizer Hospital Products Group and Medical Laser Technologies Limited (incorporated herein by this reference to Exhibit 10.4 of the Registrant's Registration Statement on Form SB-2, Registration Number 33-83984).
       10.19 Letter agreement dated October 13, 1987 between Pfizer Laser Systems, Inc. and Duke University, together with patent assignment as filed in the U.S. Patent and Trademark Office on October 23, 1993 (incorporated herein by this reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2, Registration Number 33-83984).
       10.20 Subordinated Note dated August 8, 1991 payable to Pfizer Hospital Products Group, Inc. in the original principal amount of $1,343,658 (incorporated herein by this reference to Exhibit
              10.19 to the Registrant's Registration Statement on Form SB-2, Registration Number 33-83984).
       10.21 Letter agreement dated February 29, 1996 between the Registrant and Pfizer Hospital Products Group.*
       10.22 Industrial Lease dated December 6, 1995 between the Registrant and Irvine Company.*
       10.23 Use and Cost Sharing Agreement dated December 1, 1995 between the Registrant and Biopsys Medical, Inc.*
       10.24 Letter of Intent dated October 19, 1995 between the Registrant and International Biolaser Corporation, together with related Promissory Note dated October 19, 1995 payable to Registrant in the original principal amount of $125,000, and Security Agreement dated October 19, 1995 between the Registrant and International Biolaser Corporation.*
       10.25 Share Exchange Agreement dated December 20, 1995 among the Registrant, 658994 Alberta Ltd., 658997 Alberta Ltd. and Mattan Corporation (incorporated herein by this reference to Exhibit
              10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

       10.26 Purchasing Agreement dated December 20, 1995 between Registrant and Mattan Corporation (incorporated herein by this reference to
              Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).
       10.27 Exclusive Licensing Agreement dated June 1, 1992 between the Registrant and Quentin M. Murphy, D.D.S.*
       10.28 Distribution Agreement dated August 31, 1995 between the Registrant and Lasermed, Inc.*
       10.29 Broker Agreement dated March 13, 1996 among the Registrant, First National Marketing Services, Inc. and William F. Sullivan.*
       10.30  Form of Consulting Agreement.*
       10.31 Radiation Services Agreement dated January 10, 1994 between the Registrant and SteriGenics International.*
       10.32 Form of Nonstatutory Stock Option Agreement between the Registrant and Colette Cozean (granting option to purchase 358,650 shares of Registrant's Common Stock).*
       10.33 Form of Termination Agreement between the Registrant and certain of the Registrant's Executive Officers.*
       10.34  1995 Stock Option Plan and Form of Incentive Stock Option.*
       10.35  February 1996 Stock Option Plan.*
       10.36  1996 Stock Option Plan.*
       10.37 Loan Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank, together with Schedule to Loan Agreement dated June 3, 1996 (incorporated herein by this reference to
              Exhibit 10.36 to the Registrant's Registration Statement on Form SB-2, file no. 333-04219).
       10.38 Pledge Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to
              Exhibit 10.37 to the Registrant's Registration Statement on Form SB-2, file no. 333-04219).
       10.39 Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit
              10.38 to the Registrant's Registration Statement on Form SB-2, file no. 333-04219).
       10.40 Registration Rights Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Registration Statement on Form SB-2, file no. 333-04219).
       10.41 Antidilution Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.40 to the Registrant's Registration Statement on Form SB-2, file no. 333-04219).
- ------------------------
*   Previously filed.
++ Confidential treatment has been granted with respect to portions of this Exhibit.


    B. REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PREMIER LASER SYSTEMS, INC.


                                       By:    /s/ James S. Polentz
                                          ------------------------------------
                                          James S. Polentz, Chief Financial
                                          Officer and Vice President

                                       Dated:  July 25, 1996

                                    EXHIBIT INDEX

                                                                    Sequentially
                                                                        Numbered
Exhibit No.                                                             Pages
- -----------                                                         ------------

   3.1         Amended and Restated Articles of Incorporation
               filed with the California Secretary of State on
               November 23, 1994. (incorporated herein by this
               reference to Exhibit 4.8 to the Registrant's
               Quarterly Report on Form 10-QSB for the Quarter
               ended December 31, 1994) ..................................  +
    3.2         Bylaws (incorporated herein by this reference to
               Exhibit 3.3 to the Registrant's Registration
               Statement on Form SB-2, Registration No. 33-83984).........  +
  10.1         Letter Agreement and Patent License Agreement
               dated August 29, 1991 among the Company, Patlex
               Corporation and Gordon Gould (incorporated herein
               by this reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, Registration
               No. 33-83984)..............................................  +
  10.2         Assignment Agreement dated July 27, 1992 between
               the Company and Michael Colvard, M.D. (incorporated
               herein by this reference to Exhibit 10.2 to the
               Registrant's Registration Statement on Form SB-2,
               Registration No. 33-83984).................................  +
  10.3         Gold Catalyst Licensing Agreement dated April 16,
               1992 between the Company and Optical Engineering,
               Inc. (incorporated herein by this reference to
               Exhibit 10.3 to the Registrant's Registration
               Statement on Form SB-2, Registration No. 33-83984).........  +
++10.4         Lead Generation/Distribution Agreement dated
               March 17, 1994 between the Company and Burkhart
               Dental Supply Company (incorporated herein by
               this reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2, Registration
               No. 33-83984)..............................................  +
  10.5         Form of International Distribution Agreement
               (incorporated herein by this reference to Exhibit
               10.12 to the Registrant's Registration Statement on
               Form SB-2, Registration No. 33-83984)......................  +
  10.6         Letter of Intent between the Company and Richard
               Leaderman, D.D.S., together with related Patent
               Assignments as filed in the U.S. Patent and Trademark
               Office on February 22, 1994 (incorporated herein by
               this reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2, Registration
               No. 33-83984)..............................................  +
++10.7         Exclusive Marketing Agreement dated July 26, 1994
               between the Company, Proclosure, Inc. and Nippon
               Shoji Kaisha, Ltd. (incorporated herein by this
               reference to Exhibit 10.14 to the Registrant's
               Registration Statement on Form SB-2, Registration
               No. 33-83984)..............................................  +
  10.8         Amended and Restated Registration Rights Agreement
               dated June 17, 1994 among the Company, Onset Enterprise Associates, L.P., New Enterprise Associates IV Limited Partnership and Franklin Capital Associates, LLP
               (incorporated herein by this reference to Exhibit
               10.17 to the Registrant's Registration Statement
               on Form SB-2, Registration No. 33-83984)...................  +

                                                                    Sequentially
                                                                        Numbered
Exhibit No.                                                             Pages
- -----------                                                         ------------

  10.9         Letter Agreement dated July 21, 1994 between the
               Company and Pfizer, Inc., as amended (incorporated
               herein by this reference to Exhibit 10.21 to the
               Registrant's Registration Statement on Form SB-2,
               Registration No. 33-83984).................................  +
  10.10        Form of Indemnification Agreement (incorporated
               herein by this reference to Exhibit 10.23 to the
               Registrant's Registration Statement on Form SB-2,
               Registration No. 33-83984).................................  +
  10.11        Purchase/Supply Agreement dated January 13, 1987
               between Infrared Fiber Systems, Inc. and Pfizer
               Hospital Products Group, Inc., as amended
               (incorporated herein by this reference to Exhibit
               10.26 to the Registrant's Registration Statement
               on Form SB-2, Registration No. 33-83984)...................  +
  10.12        Security Agreement dated August 8, 1991 between
               the Registrant and Pfizer Hospital Products Group,
               Inc. (incorporated herein by this reference to
               Exhibit 10.19 to the Registrant's Quarterly Report
               on Form 10-QSB for the Quarter ended December
               31, 1994)..................................................  +
  10.13        Form of Warrant Agreement (including forms of
               Class A and Class B Warrant Certificates)
               (incorporated herein by this reference to Exhibit
               4.1 to the Registrant's Registration Statement on
               Form SB-2, Registration No. 33-83984)......................  +
  10.14        Form of Underwriter's Unit Purchase Option
               (incorporated herein by this reference to Exhibit
               4.2 to the Registrant's Registration Statement
               on Form SB-2, Registration No. 33-83984)...................  +
  10.15        Form of Finder's Unit Purchase Option (incorporated
               herein by this reference to Exhibit 4.3 to the
               Registrant's Registration Statement on Form SB-2,
               Registration No. 33-83984).................................  +
  10.16        1992 Stock Option Plan, together with form of
               Nonstatutory Stock Option Agreement and form of
               Incentive Stock Option Agreement (incorporated herein
               by this reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2, Registration
               No. 33-83984)..............................................  +
  10.17        Employee Bonus Stock Plan, together with form of
               Bonus Stock Agreement (incorporated herein by this
               reference to Exhibit 4.6 to the Registrant's
               Registration Statement on Form SB-2, Registration
               No. 33-83984)..............................................  +
  10.18        Assignment and Modification Agreement dated
               July 26, 1991, among the Registrant, Pfizer
               Hospital Products Group and Medical Laser
               Technologies Limited (incorporated herein by this
               reference to Exhibit 10.4 of the Registrant's
               Registration Statement on Form SB-2, Registration
               Number 33-83984)...........................................  +
  10.19        Letter agreement dated October 13, 1987 between
               Pfizer Laser Systems, Inc. and Duke University,
               together with patent assignment as filed in the
               U.S. Patent and Trademark Office on October 23, 1993 (incorporated herein by this reference to Exhibit
               10.8 to the Registrant's Registration Statement
               on Form SB-2, Registration Number 33-83984)................  +
  10.20        Subordinated Note dated August 8, 1991 payable to
               Pfizer Hospital Products Group, Inc. in the original principal amount of $1,343,658 (incorporated herein by this reference to Exhibit 10.19

                                                                    Sequentially
                                                                        Numbered
Exhibit No.                                                             Pages
- -----------                                                         ------------
               to the Registrant's Registration Statement on Form
               SB-2, Registration Number 33-83984)........................  +
  10.21        Letter agreement dated February 29, 1996 between
               the Registrant and Pfizer Hospital Products Group. ........  *
  10.22        Industrial Lease dated December 6, 1995 between
               the Registrant and Irvine Company. ........................  *
  10.23        Use and Cost Sharing Agreement dated December 1,
               1995 between the Registrant and Biopsys Medical,
               Inc. ......................................................  *
  10.24        Letter of Intent dated October 19, 1995 between
               the Registrant and International Biolaser Corporation,
               together with related Promissory Note dated
               October 19, 1995 payable to Registrant in the
               original principal amount of $125,000, and
               Security Agreement dated October 19, 1995 between
               the Registrant and International Biolaser Corporation. ....  *
  10.25        Share Exchange Agreement dated December 20, 1995
               among the Registrant, 658994 Alberta Ltd.,
               658997 Alberta Ltd. and Mattan Corporation.................  +
  10.26        Purchasing Agreement dated December 20, 1995
               between Registrant and Mattan Corporation..................  +
  10.27        Exclusive Licensing Agreement dated June 1, 1992
               between the Registrant and Quentin M. Murphy, D.D.S. ......  *
  10.28        Distribution Agreement dated August 31, 1995 between
               the Registrant and Lasermed, Inc. .........................  *
  10.29        Broker Agreement dated March 13, 1996 among the
               Registrant, First National Marketing Services, Inc.
               and William F. Sullivan. ..................................  *
  10.30        Form of Consulting Agreement. .............................  *
  10.31        Radiation Services Agreement dated January 10, 1994
               between the Registrant and SteriGenics International. .....  *
  10.32        Form of Nonstatutory Stock Option Agreement between
               the Registrant and Colette Cozean (granting option
               to purchase 358,650 shares of Registrant's Common
               Stock). ...................................................  *
  10.33        Form of Termination Agreement between the Registrant
               and certain of the Registrant's Executive Officers. .......  *
  10.34        1995 Stock Option Plan and Form of Incentive
               Stock Option. .............................................  *
  10.35        February 1996 Stock Option Plan. ..........................  *
  10.36        1996 Stock Option Plan. ...................................  *
  10.37        Loan Agreement dated June 3, 1996 between the
               Registrant and Silicon Valley Bank, together with
               Schedule to Loan Agreement dated June 3, 1996
               (incorporated herein by this reference to Exhibit
               10.36 to the Registrant's Registration Statement
               on Form SB-2, file no. 333-04219) .........................  +
  10.38        Pledge Agreement dated June 3, 1996 between the
               Registrant and Silicon Valley Bank (incorporated
               herein by this reference to Exhibit 10.37 to the
               Registrant's Registration Statement on Form SB-2,
               file no. 333-04219)........................................  +
  10.39 Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit

                                                                    Sequentially
                                                                        Numbered
Exhibit No.                                                             Pages
- -----------                                                         ------------
               10.38 to the Registrant's Registration Statement
               on Form SB-2, file no. 333-04219)..........................  +

  10.40        Registration Rights Agreement dated June 3,
               1996 between the Registrant and Silicon
               Valley Bank (incorporated herein by this reference
               to Exhibit 10.39 to the Registrant's Registration
               Statement on Form SB-2, file no. 333-04219)................  +
  10.41        Antidilution Agreement dated June 3, 1996 between
               the Registrant and Silicon Valley Bank (incorporated
               herein by this reference to Exhibit 10.40 to the
               Registrant's Registration Statement on Form SB-2,
               file no. 333-04219)........................................  +
- -----------------------

++ Confidential treatment has been granted with respect to portions of this Exhibit.
+   Incorporated by reference herein.
*   Previously filed.