Form 10QSB
period 1996-06-30
PREMIER LASER SYSTEMS INC
filed 1996-08-14
CIK 878543

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/x/                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

/ /                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                        Commission file number  0-25242
                                               ---------

                           PREMIER LASER SYSTEMS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                              33-0472684
          ----------                              -----------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)


                       3 Morgan, Irvine, California 92618
                      ------------------------------------
                    (Address of principal executive offices)

                                 (714) 859-0656
                                 --------------
                           (Issuer's telephone number)

                       -----------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---       ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes       No
     ---       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class A Common Stock:       4,748,758 Shares
                 Class E-1 Common Stock:     1,256,749 Shares
                 Class E-2 Common Stock:     1,256,749 Shares

     Transitional Small Business Disclosure Format (check one):
Yes       No   X
     ---      ---

                         PART I.  FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS.

     The unaudited financial information for the three month period ended June 30, 1996 and comparative financial information for the prior year, together with the balance sheets as of June 30, 1996 and March 31, 1996 of Premier Laser Systems, Inc. (the "Company") are attached hereto and incorporated herein by this reference.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     The Company's net sales for the quarter ended June 30, 1996 (the "1996 Quarter") increased by 1014% to $1,254,082 from $112,564 for the quarter ended June 30, 1995 (the "1995 Quarter"). The increase is primarily attributable to continued growth in sales in the dental market principally from the Company's three new products, which accounted for $855,654 of the increase. Sales of products in dentistry, surgery and ophthalmology marketed in both the 1996 and 1995 Quarters increased by 325% to $331,651 from $78,005 and included initial sales to Mattan Corporation (Medical Laser Institute of America) for its new laser centers.

     Cost of sales increased 128% to $1,028,611 in the 1996 Quarter from $450,351 in the 1995 Quarter. This increase is directly attributable to the increase in sales and includes a fee of $87,545 to a third party pursuant to the Company's manufacturing arrangement related to the argon MOD laser. Cost of sales related to sales to Mattan were 95% of the corresponding sales due to the fact that the products sold were purchased from original equipment manufacturers instead of being manufactured by the Company. It is anticipated that as additional centers are opened on a regular basis the Company will commence manufacturing of the lasers and cost of sales will only include manufacturing costs. Underabsorption of manufacturing costs decreased by 25% from $425,657 in the 1995 Quarter to $320,022 in the 1996 Quarter.

     Selling and marketing expenses increased 136% to $461,772 in the 1996 Quarter from $195,831 for the 1995 Quarter. The increase was primarily attributable to marketing and sales efforts related to the Company's dental products. These expenses primarily included increased commissions and related selling expenses, expenses of sales and marketing personnel, trade show attendance and advertising expenses. These expenses also included marketing expenses in ophthalmology relating to the initial showing of the Company's Er:YAG laser at the annual meeting of the American Society of Cataract and Refractive Surgeons.

     Research and development expenses decreased 50% to $126,779 in the 1996 Quarter from $255,959 in the 1995 Quarter. This net decrease resulted from a $397,634 cash reimbursement received by the Company from a Small Business Innovative Research Grant (SBIR) and credited to research and development, offset by increased clinical trial costs in ophthalmology and a charge for development of the Argon MOD laser.

     General and administrative expenses decreased 35% to $326,786 in the 1996 Quarter from $501,078 in the 1995 Quarter. The decreases are primarily attributable to a $57,812 reduction in annual report production and printing expenses which have been delayed and a $50,423 reduction in "out-of-pocket" legal expenses associated with the Company's litigation with Infrared Fiber Systems, Inc.

     Net interest income decreased 108%, to a net interest expense of $7,194 in the 1996 Quarter from net interest income of $94,449 in the 1995 Quarter, reflecting the decreased cash available for the Company to invest and an increase in borrowings under the Company's working capital line of credit. See "-Liquidity."

     Net loss decreased 42% to $697,060 in the 1996 Quarter from $1,196,208 in the 1995 Quarter. This decrease was primarily attributable to the increase in sales and decreases in research and development and general and administrative expenses, offset in part by increases in cost of sales and sales and marketing expenses.

LIQUIDITY

     The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including the IPO, revenues from operations, proceeds from an SBIR grant and funding from a credit facility (the "Credit Facility") with Silicon Valley Bank. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

     At June 30, 1996 the Company had a cash balance of $135,881 and working capital of $4,449,812. This represents an increase from March 31, 1996 of $100,418 in cash and cash equivalents. The increase in cash and cash equivalents was the net result of cash used in operating activities of $104,800, cash used in investing activities of $49,070, and cash provided by financing activities of $254,288 including $400,000 from the Credit Facility, $299,198 from the exercise of Class A Warrants reduced by the expenditure of $444,910 in deferred offering costs.

     At June 30, 1996 the Company's indebtedness consisted of a $481,195 short term note payable to Pfizer HPG (the "Pfizer Debt"), and $400,000 due to Silicon Valley Bank on the Credit Facility, described below.

     The Company has a Credit Facility with Silicon Valley Bank which permits borrowings of up to $1 million based on the value of the 1,150,000 shares of common stock of Mattan Corporation (the "Mattan Shares") held by the Company. Borrowings under the Credit Facility are secured by the Mattan Shares, bear interest at the rate of 1.0% per annum over the prime rate of interest, and are due and payable in November 1996. In connection with this Credit Facility, the Company issued to such lender warrants to purchase up to 9,756 shares of the Company's Common Stock at an exercise price equal to $10.25 per share. As of June 30, 1996, the Company had drawn $400,000 on this Credit Facility.

     At March 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $16,319,249 which will begin to expire in fiscal 2007. Net operating loss carryforwards for state income tax purposes totaling approximately $7,895,167 at March 31, 1996 which will begin to expire in fiscal 1998. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of the Company's net operating loss carryforwards to offset future may be limited. Federal and state operating loss carryforwards are updated annually each fiscal year end at which time the provision for taxes is calculated.

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

GOVERNMENT GRANTS

     The Company has been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Approximately $647,634 of this amount was drawn at June 30, 1996. The remainder of the grant can be drawn over the next six months upon the achievement of specified criteria. The Company has also applied for new Phase I research grants related to dentistry, orthopedics, tissue mending, and ophthalmology. No assurance can be given that the Company will be awarded any of these potential government grants.

POTENTIAL FUTURE CHARGE TO INCOME

     The Securities and Exchange Commission has adopted a position with respect to arrangements such as the one entered into among the Company and the holders of its outstanding Class E-1 and Class E-2 Common Stock (the "Escrow Shares") which provides that in the event any shares are released from escrow to certain persons who are officers, directors, employees or consultants of the Company, compensation expense will be recorded for financial reporting purposes. Accordingly, the Company expects, in the event of the release of the Escrow Shares from escrow, to recognize substantial noncash charges to earnings during the periods in which the criteria for release of the Escrow Shares are met, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The recognition of such compensation expense by the Company may have a depressive effect on the market price of the Company's securities.

     The Escrow Shares will be automatically converted into Class A Common Stock (at a conversion rate of one share of Class A Common Stock for each Escrow Share) in the event that the Company meets certain criteria relating to the market price of the Class A Common Stock or the achievement by the Company of certain levels of "income," as defined. Different criteria relate to the Class E-1 Common Stock and Class E-2 Common Stock. For these purposes, "income" means the Company's net income before provision for income taxes, including earnings from joint ventures, distribution agreements and licensing agreements, but exclusive of any other earnings that are classified as an extraordinary item, and exclusive of charges to income that may result from conversion of the Escrow Shares into Class A Common Stock, as stated in the Company's financial statements audited by the Company's independent accountants.

     If none of the pretax net income or market price levels are attained, the Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be cancelled. The pretax net income and market price levels were determined by negotiation between the Company and the Company's underwriter in the Company's initial public offering and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities. There can be no assurance that such earnings and market price levels will be attained or that any or all of the Escrow Shares will be converted into Class A Common Stock.

                           PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

     See the Company's Annual Report on Form 10-K for the year ended March 31, 1996 for a description of certain litigation.

Item 2.   CHANGES IN SECURITIES.

     Not Applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

Item 5.   OTHER INFORMATION.

     None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     10.1 Loan Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank, together with Schedule to Loan Agreement dated June 3, 1996 (incorporated herein by this reference to Exhibit 10.36 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

     10.2 Pledge Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.37 to the Registrant's Registration Statement on form SB-2, File No. 333-04219).

     10.3 Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit
               10.38 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

     10.4 Registration Rights Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

     10.5 Antidilution Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit

               10.40 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PREMIER LASER SYSTEMS, INC.


Dated:  August 14, 1996  By:   /S/ JAMES POLENTZ
                             ------------------------------------
                              James Polentz, Chief Financial Officer, as duly authorized officer on behalf of the registrant


Dated:  August 14, 1996  By:   /S/ JAMES POLENTZ
                             -------------------------------------
                              James Polentz, Chief Financial Officer
                              (Principal Financial Officer)

Attachment to Quarterly Report for the quarter ended June 30, 1996





                           PREMIER LASER SYSTEMS INC.

              FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE MONTH

                            PERIOD ENDED JUNE 30, 1996

Premier Laser Systems, Inc.
Balance Sheets
(Unaudited)

                                                         March 31              June 30
                                                           1996                  1996
                                                       ------------          -----------
Assets

Current assets:
    Cash and cash equivalents                         $     35,463          $   135,881
    Short -term investments                              4,547,377            3,372,260
    Accounts receivable, net of allowance for
      doubtful accounts of $126,327                        508,315            1,114,200
    Inventories                                          2,185,355            2,466,839
    Prepaid expenses and other current assets              419,504              807,365
                                                       -----------          -----------

                  Total current assets                   7,696,014            7,896,545

Property and equipment, net                                493,942              476,510
Intangibles, net                                         7,353,462            7,211,072
Other assets                                               131,150               86,150
                                                       -----------          -----------

                                                      $ 15,674,568          $15,670,277
                                                       -----------          -----------
                                                       -----------          -----------

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                  $  1,208,219          $ 2,313,391
    Accrued liabilities                                    188,108              252,147
    Notes payable to related party                         481,195              481,195
    Notes payable other                                                         400,000
                                                       -----------          -----------
                  Total current liabilities              1,877,522            3,446,733
                                                       -----------          -----------


Shareholders' equity :
    Common stock - Class A - no par value
        35,600,000 shares authorized; 4,748,153
        shares issued and outstanding                    16,317,376           16,585,250
    Common stock - Class E-1 - no par value,
        2,200,000 shares authorized; 1,256,818,
        shares issued and outstanding                     4,769,878            4,769,878
    Common stock - Class E-2 -  no par value
        2,200,000 authorized; 1,256,818 shares
        issued and outstanding                           4,769,878            4,769,878
    Class A warrants                                     2,321,057            2,295,328
    Class B warrants                                       376,774              453,304
    Warrants to purchase Class A common stock              192,130              192,130
    Unrealized holding gain on short-term investments    3,666,367            2,491,250

    Accumulated deficit                                (18,616,414)         (19,313,474)
                                                        ----------          -----------
                  Total shareholders' equity            13,797,046           12,223,544
                                                                            -----------
                                                      $ 15,674,568          $15,670,277
                                                       -----------          -----------
                                                       -----------          -----------

             See condensed notes to unaudited financial statements.

Premier Laser Systems, Inc.
Statements of Operations
(Unaudited)

                                                        Three Months Ended
                                                             June 30,

                                                     1995               1996
                                                  ----------          --------
Net sales                                         $  112,564          $1,254,082
Cost of sales                                        450,353           1,028,611
                                                  ----------          ----------

Gross profit (loss)                                 (337,789)            225,471


Selling and marketing expenses                       195,831             461,772
Research and development expenses                    255,959             126,779
General and administrative expenses                  501,078             326,786
                                                  ----------           ---------

         Loss from operations                      1,290,657             689,866

Interest expense (income), net                       (94,449)              7,194
                                                  ----------           ---------


         Net loss                                 $1,196,208          $  697,060
                                                  ----------          ----------
                                                  ----------          ----------


Pro forma loss per share:

         Net loss                                 $    (.27)          $   (0.15)
                                                  ----------          ----------
                                                  ----------          ----------

Pro forma weighted average shares outstanding      4,501,899           4,719,923
                                                  ----------          ----------
                                                  ----------          ----------


             See condensed notes to unaudited financial statements.

Premier Laser Systems, Inc.
Statements of Cash Flows
(Unaudited)

                                                                         Three Months Ended
                                                                              June 30,
                                                                     1995                1996
                                                                  ----------          ----------

Cash flows from operating activities:
  Net loss                                                      ($1,196,208)          ($697,060)
  Adjustment to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                   201,362             208,892
    Provision for loss on note receivable                                                45,000
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                       23,322            (605,885)
    Increase in inventories                                        (403,185)           (281,484)
    Decrease in prepaid expenses and other current assets            37,339              57,049
    Increase (decrease) in accounts payable                        (297,102)          1,104,649
    (Increase) decrease in accrued liabilities                      (95,678)             64,039
                                                                 ----------          ----------

       Net cash used in operating activities                     (1,730,150)           (104,800)
                                                                 ----------          ----------

Cash flows from investing activities:
    Purchases of property and equipment                              (3,232)            (17,666)
    Patent expenditures                                             (54,348)            (31,404)
                                                                 ----------          ----------
       Net cash used in investing activities                        (57,580)            (49,070)
                                                                 ----------          ----------

Cash flows from financing activities:
    Proceeds from exercise of Class  A Warrants                                         299,198
    Increase in  deferred offering costs                                               (444,910)
    Proceeds from Credit Facility                                                       400,000
                                                                 ----------          ----------
       Net cash provided by financing activities                                        254,288
                                                                 ----------          ----------

    Net increase (decrease) in cash                              (1,787,730)            100,418

    Cash and cash equivalents, beginning of period                5,888,237              35,463
                                                                 ----------          ----------

    Cash and cash equivalents, end of period                     $4,100,507            $135,881
                                                                 ----------          ----------
                                                                 ----------          ----------

             See condensed notes to unaudited financial statements.

                           PREMIER LASER SYSTEMS, INC.
                CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS





NOTE 1:   GENERAL


In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1996 and the results of operations and cash flows for the three months ended June 30. 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

The financial information in this quarterly report should be read in conjunction with the audited March 31, 1996 financial statements and notes thereto included in the Company's annual report filed on Form 10-KSB.

The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its laser products. In addition, the Company intends to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for its laser technology. The Company is subject to all of the risks inherent in new business enterprises. It is anticipated that these difficulties will be compounded by the highly competitive environment in which the Company operates.


NOTE 2:   SHORT-TERM INVESTMENTS, STRATEGIC ALLIANCE


In December 1995, the Company entered into a strategic marketing alliance with Mattan Corporation (Mattan), a Canadian corporation whose stock is publicly traded on the Alberta Stock Exchange. The purchasing agreement (the Agreement) stipulates that the Company will supply all laser equipment and associated disposables for all laser surgery centers to be designed and opened by Mattan in Canada and the United States. It is anticipated that these surgery centers will be operated under the name of Medical Laser Institute of America. In connection with this alliance, the Company also entered into a share exchange agreement pursuant to which the Company issued 200,000 shares of the Company's Class A Common Stock to certain parties

                           PREMIER LASER SYSTEMS, INC.
                CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS



affiliated with Mattan, who purchased 1,150,000 shares of Mattan's common stock, representing approximately 12% of Mattan's common stock, for approximately $881,010 on the Company's behalf. Prior to March 31, 1996, the Mattan affiliates sold the 200,000 shares of the Company's Class A Common Stock and released the shares of the Mattan common stock to the Company. The Company accounts for this investment as an available-for-sale security pursuant to SFAS 115. At June 30, 1996, the fair value of this investment totaled approximately $3,372,260 and the related unrealized holding gain totaled $2,491,250.

NOTE 3:   INVENTORIES


Inventories are summarized as follows:

                                           3/31/96            6/30/96
                                           -------            -------

     Raw Materials                      $   938,650         $  940,100
     Work-in-progress                       276,998            211,099
     Finished goods                         969,797          1,315,640
                                        -----------         ----------

                                         $2,185,355         $2,466,839
                                        -----------         ----------



NOTE 4:   LITIGATION


The Company entered an agreement with Infrared Fiber Systems, Inc. (IFS), a supplier of certain fiber optics that expires in the fiscal year ending March 31, 2002 and requires the supplier to sell exclusively to the Company, fiber optics for medical and dental applications as long as the Company purchases the following minimum amounts.

In March 1994, the Company instituted litigation against IFS. The Company's complaint alleges that IFS and two of its officers misrepresented IFS's ability to supply optical fibers, and that IFS breached its supply agreement and certain warranties. In April 1994, IFS filed a cross-complaint alleging breach of contract and intentional interference with prospective economic advantage, seeking declaratory relief that the contract has been terminated and that IFS is free to market its fibers to others. In July 1994, Coherent, Inc., a major shareholder of IFS and a manufacturer of medical lasers which employ IFS optical fibers, joined the lawsuit for the express purpose of defending their rights to the IFS optical fibers. In May 1995, the Company instituted litigation

                           PREMIER LASER SYSTEMS, INC.
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS


concerning this dispute in the Orange County, California Superior Court against Coherant, Westinghouse Electric Corporation ("Westinghouse") and an individual employee of Westinghouse who was an officer of IFS from 1986-1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit and interfered with the Company's contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995 the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by the Company in the federal action. No trial date had been set. The Company believes that the likely liability of the Company, if any, arising from this litigation would not have a materially adverse impact upon the Company.

The Company is involved in various disputes and other lawsuits from time to time arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of the IFS litigation, disputes and other lawsuits may adversely affect the Company. It is the opinion of management, that the outcome of such matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

                                  EXHIBIT INDEX

10.1 Loan Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank, together with Schedule to Loan Agreement dated June 3, 1996 (incorporated herein by this reference to Exhibit 10.36 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

10.2 Pledge Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.37 to the Registrant's Registration Statement on form SB-2, File No. 333-04219).

10.3 Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.38 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

10.4 Registration Rights Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

10.5 Antidilution Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit
          10.40 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).