Form 10QSB/A
period 1996-06-30
PREMIER LASER SYSTEMS INC
filed 1996-08-26
CIK 878543

                                 FORM 10-QSB/A

                                AMENDMENT NO. 1

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


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS


     The Company's net sales for the quarter ended June 30, 1996 (the "1996 Quarter") increased 1014% to $1,254,082 from $112,564 for the quarter ended June 30, 1995 (the "1995 Quarter"). The increase is primarily attributable to continued growth in sales in the dental market, principally from the Company's three new products, which accounted for $855,654 of the increase. Sales of other dental, surgical and ophthalmic products increased by 325% to $331,651 in the 1996 Quarter from $78,005 in the 1995 Quarter and included initial sales to Mattan Corporation (Medical Laser Institute of America) for its new laser centers.


     Cost of sales increased 128% to $1,028,611 in the 1996 Quarter from $450,353 in the 1995 Quarter. This increase is directly attributable to the increase in sales and includes a fee of $87,545 to a third party pursuant to the Company's manufacturing arrangement relating to the argon MOD laser.
Cost of sales related to sales to Mattan were 95% of the amount of the corresponding sales due to the fact that the products sold were purchased from original equipment manufacturers, instead of being manufactured by the Company. It is intended that as additional centers are opened the Company will commence manufacturing of the lasers and cost of sales will only include manufacturing costs.

     Selling and marketing expenses increased 136% to $461,772 in the 1996 Quarter from $195,831 for the 1995 Quarter. The increase was primarily attributable to marketing and sales efforts related to the Company's dental products. These expenses primarily included increased commissions and related selling expenses, expenses of sales and marketing personnel, trade show attendance and advertising expenses. Sales and marketing expenses also included expenses relating to the initial showing of the Company's Er:YAG laser at the annual meeting of the American Society of Cataract and Refractive Surgeons.

     Research and development expenses decreased 50% to $126,779 in the 1996 Quarter from $255,959 in the 1995 Quarter. This net decrease resulted from a $397,634 cash reimbursement received by the Company from a Small Business Innovative Research Grant (SBIR) which was partially offset by increased clinical trial costs for certain ophthalmic applications and expenses incurred in the development of the argon MOD laser.

     General and administrative expenses decreased 35% to $326,786 in the 1996 Quarter from $501,078 in the 1995 Quarter. The decrease was primarily attributable to a $57,812 reduction in annual report production and printing expenses which have been delayed, and a $50,423 reduction in "out-of-pocket" legal expenses associated with the Company's litigation with Infrared Fiber Systems, Inc.

     Net interest income decreased 108%, to a net interest expense of $7,194 in the 1996 Quarter from net interest income of $94,449 in the 1995 Quarter, reflecting the decreased cash available for the Company to invest and an increase in borrowings under the Company's Credit Facility. See "-Liquidity."


     Net loss decreased 42% to $697,060 in the 1996 Quarter from $1,196,208 in the 1995 Quarter. This decrease was primarily attributable to the increase in sales and decreases in research and development and general and administrative expenses, offset in part by increases in sales and marketing expenses.

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

     At June 30, 1996 the Company had a cash balance of $135,881 and working capital of $4,449,812. This represents an increase from March 31, 1996 of $100,418 in cash and cash equivalents. This increase in cash and cash equivalents was largely due to borrowings under the Credit Facility and cash received from the exercise of Class A Warrants, partially offset by cash used in operations.

     At June 30, 1996 the Company's indebtedness consisted of a $481,195 short term note payable to Pfizer HPG (the "Pfizer Note"), and $400,000 due to Silicon Valley Bank on the Credit Facility, described below. The Pfizer Note, which is secured by certain of the Company's tangible and intangible assets, is due in three installments. The first installment, of $240,598 in principal, plus accrued interest, was due in July 1996, and additional $120,299 quarterly principal payments, plus accrued interest, are due in October 1996 and January 1997. The Pfizer Note also requires mandatory prepayment upon the closing of certain equity financings by the Company. Although the first installment payment was not made in July 1996, the Company is attempting to negotiate with Pfizer HPG for an extension of this payment date. There can be no assurance that such extension will be granted or that Pfizer will not seek to enforce its rights under the Pfizer Note.

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




                           PART II  OTHER INFORMATION

Item 1  Legal Proceedings

    In March 1994, the Company instituted litigation in the U.S. District Court, Central District of California, against Infrared Fiber Systems,
Inc., a Delaware corporation ("IFS") which contracted to supply optical fiber to the Company for the Company's Er:YAG laser. Two of IFS's senior officers are also named as defendants. The Company's complaint in this matter alleges that IFS and two of its officers made misrepresentations to the Company and that IFS breached its agreement to supply fibers and certain warranties concerning the quality of the fiber to be provided. The Company is seeking damages and an injunction requiring IFS to subcontract the production of optical fiber to a third party, as provided in the supply agreement. In April 1994, IFS filed a general denial and a cross-complaint against the Company alleging breach of contract and intentional interference with prospective economic advantage, seeking compensatory damages "in excess of $500,000," punitive damages and a judicial declaration that the contract has been terminated and that IFS is free to market its fibers to others.

    IFS has agreed to license certain fiber technologies, to which the Company claims exclusive license rights, to Coherent, Inc. ("Coherent"), a competitor of the Company. Coherent joined the above litigation on behalf of IFS, seeking a declaration that IFS had the legal right to enter into this license and supply the fiber covered by that agreement.

    In May 1995, the Company instituted litigation concerning this dispute in the Orange County, California Superior Court against Coherent, Westinghouse Electric Corporation ("Westinghouse") and an individual employee of Westinghouse who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit described above and interfered with the Company's contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995, the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by the Company in the federal action.

    In July 1996, the court in the California state court action granted demurrers by Westinghouse and the employee of Westinghouse to all causes of action against them, as well as to several, but not all, of the Company's claims against Coherent. As a result, the claims that are the subject of the granted demurrers have been dismissed, subject to the Company's right to appeal. The Company has decided that it will file an appeal of these decisions. No trial date has been set as to the remaining outstanding causes of action.

     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PREMIER LASER SYSTEMS, INC.


Dated:  August 23, 1996  By:   /S/ COLETTE COZEAN
                             ------------------------------------
                              Colette Cozean, Chief Executive Officer, as duly authorized officer on behalf of the registrant

Attachment to Quarterly Report for the quarter ended June 30, 1996





                           PREMIER LASER SYSTEMS INC.

              FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE MONTH

                            PERIOD ENDED JUNE 30, 1996

Premier Laser Systems, Inc.
Balance Sheets
(Unaudited)

                                                         March 31              June 30
                                                           1996                  1996
                                                       ------------          -----------
Assets

Current assets:
    Cash and cash equivalents                         $     35,463          $   135,881
    Short -term investments                              4,547,377            3,372,260
    Accounts receivable, net of allowance for
      doubtful accounts of $126,327                        508,315            1,114,200
    Inventories                                          2,185,355            2,466,839
    Prepaid expenses and other current assets              419,504              807,365
                                                       -----------          -----------

                  Total current assets                   7,696,014            7,896,545

Property and equipment, net                                493,942              476,510
Intangibles, net                                         7,353,462            7,211,072
Other assets                                               131,150               86,150
                                                       -----------          -----------

                                                      $ 15,674,568          $15,670,277
                                                       -----------          -----------
                                                       -----------          -----------

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                  $  1,208,219          $ 2,313,391
    Accrued liabilities                                    188,108              252,147
    Notes payable to related party                         481,195              481,195
    Notes payable other                                                         400,000
                                                       -----------          -----------
                  Total current liabilities              1,877,522            3,446,733
                                                       -----------          -----------


Shareholders' equity :
    Common stock - Class A - no par value
        35,600,000 shares authorized; 4,702,808
        and 4,748,758 shares issued and outstanding
        at March 31, 1996 and June 30, 1996,
        respectively                                    16,317,376           16,565,250
    Common stock - Class E-1 - no par value,
        2,200,000 shares authorized; 1,256,818,
        shares issued and outstanding at March 31,
        1996 and June 30, 1996                           4,769,878            4,769,878
    Common stock - Class E-2 -  no par value
        2,200,000 authorized; 1,256,818 shares
        issued and outstanding at March 31,
        1996 and June 30, 1996                           4,769,878            4,769,878
    Class A warrants                                     2,321,057            2,295,328
    Class B warrants                                       376,774              453,304
    Warrants to purchase Class A common stock              192,130              192,130
    Unrealized holding gain on short-term investments    3,666,367            2,491,250

    Accumulated deficit                                (18,616,414)         (19,313,474)
                                                        ----------          -----------
                  Total shareholders' equity            13,797,046           12,223,544
                                                                            -----------
                                                      $ 15,674,568          $15,670,277
                                                       -----------          -----------
                                                       -----------          -----------

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

Net loss per share:

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

Premier Laser Systems, Inc.
Statements of Cash Flows
(Unaudited)

                                                                         Three Months Ended
                                                                              June 30,
                                                                     1995                1996
                                                                  ----------          ----------

Cash flows from operating activities:
  Net loss                                                      ($1,196,208)          ($697,060)
  Adjustment to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                   201,362             208,892
    Exchange of product for clinical studies                             --             (28,468)
    Amortization of Clinical Program Expense                          7,842              94,000
    Provision for doubtful accounts receivable                       (9,625)            (28,350)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                       32,947            (577,535)
    Increase in inventories                                        (403,185)           (281,484)
    Decrease in prepaid expenses and other current assets            29,497            (453,393)
    Decrease (increase) in other assets                                 --               45,000
    Increase (decrease) in accounts payable                        (297,102)          1,104,649
    (Increase) decrease in accrued liabilities                      (95,678)             64,039
                                                                 ----------          ----------

       Net cash used in operating activities                     (1,730,150)           (549,710)
                                                                 ----------          ----------

Cash flows from investing activities:
    Purchases of property and equipment                              (3,232)            (17,666)
    Patent expenditures                                             (54,348)            (31,404)
                                                                 ----------          ----------
       Net cash used in investing activities                        (57,580)            (49,070)
                                                                 ----------          ----------

Cash flows from financing activities:
    Proceeds from exercise of Class  A Warrants                                         299,198
    Proceeds from Credit Facility                                                       400,000
                                                                 ----------          ----------
       Net cash provided by financing activities                                        699,198
                                                                 ----------          ----------

    Net increase (decrease) in cash                              (1,787,730)            100,418

    Cash and cash equivalents, beginning of period                5,888,237              35,463
                                                                 ----------          ----------

    Cash and cash equivalents, end of period                     $4,100,507            $135,881
                                                                 ----------          ----------
                                                                 ----------          ----------

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


NOTE 3:   INVENTORIES


Inventories are summarized as follows:

                                           3/31/96            6/30/96
                                           -------            -------

     Raw Materials                      $   938,560         $  940,100
     Work-in-progress                       276,998            211,099
     Finished goods                         969,797          1,315,640
                                        -----------         ----------

                                         $2,185,355         $2,466,839
                                        -----------         ----------



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