Form 10QSB
period 1996-09-30
PREMIER LASER SYSTEMS INC
filed 1996-11-14
CIK 878543

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

(Mark One)

/x/                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996

                                          OR

/ /                  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___________ to ___________

                           Commission file number  0-25242

                             PREMIER LASER SYSTEMS, INC.
                             ----------------------------
                (Exact name of registrant as specified in its charter)

         CALIFORNIA                                    33-0472684
         ----------                                 ---------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                          3 Morgan, Irvine, California 92618
                          ----------------------------------
                       (Address of principal executive offices)

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 11, 1996):

              Class A Common Stock:         7,154,054 Shares
              Class E-1 Common Stock:       1,256,818 Shares
              Class E-2 Common Stock:       1,256,818 Shares

    Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

PART I.  FINANCIAL INFORMATION


Item 1.       FINANCIAL STATEMENTS


    The unaudited financial information for the three and six month periods ended September 30, 1996 and comparative financial information for the prior year, together with the balance sheets as of September 30, 1996 and March 31, 1996 of Premier Laser Systems, Inc. (the "Company") are attached hereto and incorporated herein by this reference.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    This Quarterly Report contains forward-looking statements including, without limitation, statements concerning future cost of sales and future gross margins on sales. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that may cause such differences include market acceptance of the Company's products, prices charged by the Company's suppliers, future changes in the Company's technology and the effects of the introduction of new products by the Company's competitors, among others.

RESULTS OF OPERATIONS

    Net sales by the Company for the quarter ended September 30, 1996 (the "1996 Quarter") increased approximately 463% to $1,160,000 as compared to $206,000 for the quarter ended September 30, 1995 (the "1995 Quarter"). Net sales for the 1996 Quarter were significantly higher than expected during the summer months, which ordinarily produces a slowing of sales, as a result of an increase in sales to the dental industry. The increased sales to the dental industry reflected a change in the mix of product sales, including higher sales of the Company's MOD argon laser, which was cleared for teeth whitening in the 1996 Quarter, as well as increased sales of its Arago argon laser and Aurora diode laser. Net sales for the six month period ended September 30, 1996 (the "1996 Period") increased approximately 657% to $2,414,000 from $319,000 from the six month period ended September 30, 1995 (the "1995 Period"). Sales in the 1995 Period of Nd:YAG, Er:YAG and other laser products continued to be adversely affected by the lack of working capital during the first three quarters of the fiscal year ended March 31, 1995 ("fiscal 1995") to fund the purchase of inventory components (some of which have long supply lead times) and manufacturing operations.

    The Company recorded positive gross profit in the 1996 Quarter and 1996 Period of $414,000 and $640,000, respectively, as compared to a negative gross profit of $301,000 and $639,000 in the 1995 Quarter and the 1995 Period, respectively. The increase in gross profit to 36% in the 1996 Quarter is due primarily to the settlement and termination of the Company's joint marketing agreement with International Biolaser Corporation (IBC). This agreement had previously required the Company to remit a majority of the gross profit for sales of its MODTM argon laser to IBC. In addition, if production volumes increase in future periods, management anticipates higher absorption of manufacturing costs and increased utilization of the Company's manufacturing personnel, which could lead to increasing positive gross margins based upon management's current calculation of the Company's standard cost of sales.

    Selling and marketing expenses totaled $490,000 for the 1996 Quarter and $952,000 for the 1996 Period, as compared to $299,000 for the 1995 Quarter and $495,000 for the 1995 Period. The increase was primarily attributable to marketing and sales efforts related to the Company's dental products. These expenses primarily included increased commissions and related selling expenses, expenses of sales and marketing personnel, trade show attendance and advertising expenses. Sales and marketing expenses for the 1996 Period also included expenses relating to the initial showing of the Company's Er:YAG laser at the annual meetings of the American Society of Cataract and Refractive Surgeons and the American Academy of Ophthalmology.

    Research and development expenses decreased to $267,000 and $349,000 for the 1996 Quarter and 1996 Period, as compared to $504,000 and $760,000 for the 1995 Quarter and 1995 Period respectively. These amounts reflected reimbursements from the Small Business Innovative Research grant awarded to the Company of $457,000 in the 1996 Period and $20,000 in the 1995 Period.

    Settlement of joint marketing agreement expenses in the 1996 Quarter included a one time writedown associated with the settlement and termination of the Company's marketing agreement with IBC. As part of this settlement, the Company guaranteed approximately $201,000 of indebtedness to a third party, in exchange for exclusive rights to the MOD argon laser technology. The Company has fully reserved for this guarantee and a note receivable from IBC.

    General and administrative expenses decreased 37% to $281,000 in the 1996 Quarter from $449,000 in the 1995 Quarter. This decrease was primarily attributable to reduction of expenses associated with the annual report preparation. General and administrative expenses for the 1996 Period decreased 36%, to $608,000 from $950,000 in the 1995 Period. This reduction was due to the same factor as prevailed during the 1996 Quarter, as well as the reduction of accounting, legal and public relations expenses.

    Net interest income decreased to a net interest expense of $63,000 in the 1996 Quarter from net interest income of $26,000 in the 1995 Quarter. Net interest income also decreased from a net interest expense of $70,000 in the 1996 Period from net interest income of $120,000 in the 1995 Period. These decreases reflected the decreased cash available for the Company to invest and an increase in borrowings to $1,000,000 under the Company's credit facility with Silicon Valley Bank (the "Credit Facility").

    The Company's net losses from operations decreased to $973,000 and $1,670,000 in the 1996 Quarter and 1996 Period from $1,527,000 and $2,723,000 in the 1995 Quarter and 1995 Period, respectively. These decreases were primarily attributable to the increase in sales and decreases in general and administrative expenses and research and development expenses, offset in part by increases in sales and marketing expenses and expenses relating to the settlement of the Company's joint marketing agreement with IBC.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including its Initial Public Offering ("IPO"), revenues from operations, the proceeds from an SBIR grant and funding from the Credit Facility with Silicon Valley Bank. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

    At September 30, 1996, the Company had a cash balance of $121,000 and working capital of $3,375,000. This represents an increase from March 31, 1996 of $86,000 in cash and cash equivalents. This increase in cash and cash equivalents was largely due to borrowings under the Credit Facility and cash received from the exercise of Class A Warrants, partially offset by cash used in operations.

    On October 18, 1996, the Company closed a secondary offering of securities (the "Offering"). The net proceeds of the offering were $10,676,750.

    At September 30, 1996, the Company's indebtedness consisted of a $481,195 note payable to Pfizer HPG (the "Pfizer Note"), $1,000,000 due to Silicon Valley Bank on the Credit Facility and a remaining guarantee for an IBC third party payable of $169,000. The Pfizer Note, which was secured by certain of the Company's tangible and intangible assets was paid, in November 1996, following completion of the Offering.

    The Company's Credit Facility with Silicon Valley Bank permits borrowings of up to $1,000,000 based on the value of the 1,150,000 shares of common stock of Mattan Corporation (the "Mattan Shares") held by the Company. Borrowings under the Credit Facility are secured by the Mattan Shares, bear interest at the rate of 1.0% per annum over the prime rate of interest, and are due and payable in April, 1997. In connection with the Credit Facility, the Company issued to such lender warrants to purchase up to 9,756 shares of the Company's Class A Common Stock at an exercise price equal to $10.25 per share. As of September 30, 1996, the Company had drawn approximately $1,000,000 on this Credit Facility.

    At March 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $16,319,000 which will begin to expire in fiscal 2007. Net operating loss carryforwards for state income tax purposes totaling approximately $7,895,000 at March 31, 1996 begin to expire in fiscal 1998. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of the Company's net operating loss carryforwards to offset future income may be limited.

    The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development activities, the scope and results of preclinical studies and clinical trials, the costs and timing of regulatory approvals, the rate of technology advances by the Company, competitive conditions within the medical laser industry, the establishment of manufacturing capacity and the establishment of collaborative marketing and other relationships which may either involve cash infusions to the Company, or require additional cash from the Company. Management believes that short-term assets, cash generated through expected future revenues, the Credit Facility and SBIR grants and the net proceeds of the Offering will be adequate to satisfy its working capital needs for at least the next 12 months. After that period the Company's ability to meet its working capital needs will be dependent on its ability to achieve a positive cash flow from operations and profitable operations, in addition to its ability to secure additional debt or equity financing. No assurance can be given that the Company will be able to achieve a positive cash flow from operations, profitable operations or secure financing on acceptable terms.

SEASONALITY OF BUSINESS

    To date, the Company's revenues have typically been significantly higher in the second and fourth calendar quarters. This seasonality reflects the timing of major medical and dental industry trade shows in these quarters, significantly reduced sales during the summer and the effect of year end tax planning influencing the purchasing of capital equipment for depreciation during the fourth calendar quarter. Although revenues during the summer of 1996 did not follow this historical pattern, the Company expects that this seasonality will continue in the future.

GOVERNMENT GRANTS

    The Company has been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Approximtely $697,634 of this amount was drawn at September 30, 1996. The remainder of the grant can be drawn over the next six months upon the achievement of specified criteria.

POTENTIAL FUTURE CHARGE TO INCOME RESULTING FROM CONVERSION OF ESCROW SHARES

    The Securities and Exchange Commission has adopted a position with respect to arrangement such as the one entered into among the Company and the holders of its outstanding Class E-1 and Class E-2 Common Stock (the "Escrow Shares") which provides that in the event any shares are released from escrow to certain persons who are officers, directors, employees or consultants of the Company, compensation expense will be recorded for financial reporting purposes. Accordingly, the Company expects, in the event of the release of the Escrow Shares from escrow, to recognize substantial noncash charges to earnings during the periods in which the criteria for release of the Escrow Shares are met, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time.
The recognition of such compensation expense by the Company may have a depressive effect on the market price of the Company's securities.

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

    If none of the pretax net income or market price levels are attained, the Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be cancelled. The pretax net income and market price levels were determined by negotiation between the Company and the Company's underwriter for the IPO and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities. There can be no assurance that such earnings and market price levels will be attained or that any or all of the Escrow Shares will be converted into Class A Common Stock.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

    In March 1994, the Company instituted litigation in the U.S. District
Court, Central District of California, against Infrared Fiber Systems, Inc., a Delaware corporation ("IFS") which contracted to supply optical fiber to the Company for the Company's Er:YAG laser. Two of IFS' senior officers are also named as defendants. The Company's complaint in this matter alleges that IFS and two if its officers made misrepresentations to the Company and that IFS breached its agreement to supply fibers and certain warranties concerning the quality of the fiber to be provided. The Company is seeking damages and an injunction requiring IFS to subcontract the production of optical fiber to a third party, as provided in the supply agreement. In April 1994, IFS filed a general denial and a cross-complaint against the Company alleging breach of contract and intentional interference with prospective economic advantage, seeking compensatory damages "in excess of $500,000," punitive damages and a judicial declaration that the contract has been terminated and that IFS is free to market its fibers to others. In September 1996, IFS filed a new cross-complaint alleging the same causes of action and seeking substantially the same relief in the Orange County California Superior Court. The Company has filed an answer to the complaint, denying the allegations and asserting several affirmative defenses.

    IFS has agreed to license certain fiber technologies, to which the Company claims exclusive license rights, to Coherent, Inc. ("Coherent"), a competitor of the Company. Coherent joined the above federal litigation on behalf of IFS, seeking a declaration that IFS had the legal right to enter into this license and supply the fiber covered by that agreement, and then subsequently filed a new complaint in the Orange County California Court for declaratory relief, seeking an order that the Company's original agreement with IFS applied only to a specific type of optical fiber. The Company has answered this complaint.

    In May 1995, the Company instituted litigation concerning this dispute in the Orange County California Superior Court against Coherent, Westinghouse Electric Corporation ("Westinghouse") and an individual employee of Westinghouse who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit described above and interfered with the Company's contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995, the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by the Company in the federal action.

    In July 1996, the court in the California state court action granted demurrers by Westinghouse and the employee of Westinghouse to all causes of action against them, as well as all but one of the Company's claims against Coherent. As a result, the claims that are the subject of the granted demurrers have been dismissed, subject to the Company's right to appeal. The Company has decided that it will file an appeal of these decisions. No trial date has been set as to the remaining outstanding causes of action.

    In September 1996, the Company instituted litigation in the Salt Lake City, Utah State Court against IBC. The Company's complaint alleged, among other things, conversion, breach of contract and breach of fiduciary duty by IBC as a result of actions taken by IBC with respect to the collection of accounts receivable due to the Company. The court in this matter subsequently issued a temporary restraining order against IBC, prohibiting it from, among other things, taking actions to collect receivables generated by the Company's sale of its products. IBC has filed a cross-complaint against the Company, alleging that the Company breached an agreement between the parties, and seeking monetary damages. Management of the Company believes, based in part on discussions with counsel, that IBC's cross-complaint is without merit and intends to vigorously defend the action.

Item 2.  CHANGES IN SECURITIES.

    Not Applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

Item 5.  OTHER INFORMATION.


    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

    10.1 Letter agreement dated August 14, 1996 between the Registrant and LaserMed (incorporated herein by this reference to Exhibit 10.41 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

    10.2 Agreement dated August 12, 1996 between the Registrant and Circuit Tree Medical, Inc. (incorporated herein by this reference to Exhibit 10.42 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

    10.3 Letter agreement dated August 24, 1996 between the Registrant, Tower Financial Group and International Biolaser Corporation (incorporated herein by this reference to Exhibit 10.43 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

    10.4 Amendment to Loan Agreement dated October 9, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.44 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PREMIER LASER SYSTEMS, INC.



Dated:  November 12, 1996    By:  /S/ COLETTE COZEAN
                                -----------------------------------------------
                               Colette Cozean, Chief Executive Officer, as duly authorized officer on behalf of the registrant


Dated:  November 12, 1996    By:  /S/ MICHAEL HIEBERT
                                -----------------------------------------------
                               Michael Hiebert, Chief Financial Officer
                               (Principal Financial Officer)

Attachment to Quarterly Report for the quarter ended September 30, 1996



                              PREMIER LASER SYSTEMS INC.

                  FINANCIAL STATEMENTS (UNAUDITED) FOR THE SIX MONTH

                           PERIOD ENDED SEPTEMBER 30, 1996

                             PREMIER LASER SYSTEMS, INC.

                                    BALANCE SHEET
                                     (UNAUDITED)

                                                                    SEPTEMBER 30,   SEPTEMBER 30,     MARCH 31,
                                                                        1996             1996           1996
                                                                  -----------------------------------------------
                                                                                    AS ADJUSTED
  Cash and cash equivalents                                            $121,043      $9,699,321       $35,463
  Short-term investments                                              3,037,518       3,037,518     4,547,377
  Accounts receivable, net of allowance for doubtful accounts
    of $154,677 and $176,722                                            933,391         933,391       508,315
  Inventories                                                         2,651,446       2,651,446     2,185,355
  Prepaid expenses and other current assets                             432,285         432,285       419,504
  Deferred offering costs                                               501,528               0
                                                                  -------------------------------------------
         Total current assets                                         7,677,211      16,753,961     7,696,014
  Property and equipment, net                                           440,388         440,388       493,942
  Intangibles, net                                                    7,095,982       7,095,982     7,353,462
  Other assets                                                            6,150           6,150       131,150
                                                                  -------------------------------------------
                                                                    $15,219,731     $24,296,481   $15,674,568
                                                                  -------------------------------------------
                                                                  -------------------------------------------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $2,042,716        $942,716    $1,208,219
  Accrued liabilities                                                   608,775         590,637       188,108
  Notes payable to related party                                        481,195               0       481,195
  Notes payable other                                                 1,169,332       1,169,332
                                                                  -------------------------------------------
         Total current liabilities                                    4,302,018       2,702,685     1,877,522
                                                                  -------------------------------------------

Commitments and contingencies

Shareholders' equity
  Preferred stock--8,850,000 shares authorized, no shares issued and outstanding
  Common stock--Class A--no par value, 35,600,000 shares
     authorized; 4,750,250 shares outstanding at September 30,
     1996, 7,154,054 shares outstanding at September 30,
     1996, as adjusted                                               16,567,349      26,068,989    16,317,376
  Common stock--Class E-1- no par value, 2,200,000 shares
     authorized; 1,256,818 shares issued and outstanding at
     September 30, 1996                                               4,769,878       4,769,878     4,769,878
  Common stock-- Class E-2--no par value, 2,200,000 shares
     authorized: 1,256,818 shares issued and outstanding at
     September 30, 1996                                               4,769,878       4,769,878     4,769,878
  Class A warrants                                                    2,295,328       2,295,328     2,321,057
  Class B warrants                                                      453,304       1,627,748       376,774
  Warrants to purchase Class A common stock                             192,130         192,130       192,130
  Unrealized holding gain on short-term investments                   2,156,508       2,156,508     3,666,367
  Accumulated deficit                                               (20,286,662)    (20,286,662)  (18,616,414)
                                                                  -------------------------------------------
         Total shareholders' equity                                  10,917,713      21,593,797    13,797,046
                                                                  -------------------------------------------
                                                                    $15,219,731     $24,296,481   $15,674,568
                                                                  -------------------------------------------
                                                                  -------------------------------------------

                             PREMIER LASER SYSTEMS, INC.

                               STATEMENT OF OPERATIONS


                                                          Three Months Ended            Six Months Ended
                                                             September 30,                September 30,
                                                    ----------------------------------------------------------
                                                         1996           1995           1996           1995
                                                    ----------------------------------------------------------
Net Sales                                             $1,160,056       $206,204     $2,414,138       $318,768
Cost of Sales                                            745,675        506,996      1,774,286        957,349
                                                    ----------------------------------------------------------
Gross profit (loss)                                      414,381       (300,792)       639,852       (638,581)

Selling and marketing expenses                           490,102        298,853        951,874        494,684
Research and development expenses                        267,138        503,566        348,917        759,525
Settlement of joint marketing agreement                  286,740                       331,740
General and administrative expenses                      280,832        449,246        607,618        950,324
                                                    ----------------------------------------------------------

     Loss from operations                               (910,431)    (1,552,457)    (1,600,297)    (2,843,114)

Interest (income) expense, net                            62,757        (25,594)        69,951       (120,043)
                                                    ----------------------------------------------------------

     Net Loss                                          ($973,188)   ($1,526,863)   ($1,670,248)   ($2,723,071)
                                                    ----------------------------------------------------------
                                                    ----------------------------------------------------------


Loss per share                                             (0.20)         (0.34)         (0.35)         (0.60)
                                                    ----------------------------------------------------------
                                                    ----------------------------------------------------------

  Weighted average number of shares
  outstanding                                          4,750,250      4,501,899      4,735,704      4,501,899
                                                    ----------------------------------------------------------
                                                    ----------------------------------------------------------

PREMIER LASER SYSTEMS, INC.
Statements of Cash Flows
(Unaudited)


                                                               Six Months Ended
                                                                 September 30,
                                                             1996            1995
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (1,670,248)  $ (2,723,071)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                               418,062        406,738
  Provision for doubtful accounts receivable                   22,045
  Settlement of joint marketing agreement                     125,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                 (447,120)       (97,599)
  Increase in inventories                                    (466,091)      (484,900)
  (Increase) decrease in prepaid expenses and
    other current assets                                     (514,309)        83,658
  Increase (decrease) in accounts payable                     834,497       (225,182)
  (Increase) decrease in accrued liabilities                  420,667       (141,063)
                                                         ------------   ------------

           Net cash used in operating activities           (1,277,497)    (3,181,419)
                                                         ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (16,598)      (130,161)
  Patent expenditures                                         (90,431)       (98,867)
                                                         ------------   ------------
       Net cash used in investing operating activities       (107,029)      (229,028)
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Credit Facility                             1,000,000
  Proceeds from exercise of Class A Warrants                  300,774
  Proceeds from issuance of notes payable                     169,332
                                                         ------------   ------------
           Net cash provided by financing activities        1,470,106              0
                                                         ------------   ------------

          Net increase (decrease) in cash                      85,580     (3,410,447)

Cash and cash equivalents at beginning of period               35,463      5,888,237
                                                         ------------   ------------

Cash and cash equivalents at end of period              $     121,043  $   2,477,790
                                                         ------------   ------------
                                                         ------------   ------------
SUPPLEMENTAL DISCLOSURES:
  Noncash investing activities
     Settlement of joint marketing agreement:           $     206,740



                See condensed notes to unaudited financial statements.

                             PREMIER LASER SYSTEMS, INC.
                  CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1996 and the results of operations and cash flows for the six months ended September 30, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

NOTE 2:  AS ADJUSTED BALANCE SHEET INFORMATION (UNAUDITED)

The as adjusted information presented in the accompanying unaudited balance sheet as of September 30, 1996 reflects (i) the receipt of net proceeds of $10,676,750 from the Company's secondary offering and the exercise of the underwriter's over-allotment option, both of which closed subsequent to September 30, 1996; (ii) the repayment of a $481,195 note payable to Pfizer HPG; (iii) the payment of $1,100,000 of accounts payable; and (iv) the payment of $18,138 of accrued liabilities.

NOTE 3:  SHORT-TERM INVESTMENTS, STRATEGIC ALLIANCE


In December 1995, the Company entered into a strategic marketing alliance with Mattan Corporation (Mattan), a Canadian corporation whose stock is publicly traded on the Alberta Stock Exchange. The purchasing agreement (the Agreement) stipulates that the Company will supply all laser equipment and associated disposables for all laser surgery centers to be designed and opened by Mattan in Canada and the United States. It is anticipated that these surgery centers will be operated under the name of Medical Laser Institute of America. In connection with this alliance, the Company also entered into a share exchange agreement pursuant to which the Company issued 200,000 shares of the Company's Class A Common Stock to certain parties affiliated with Mattan, who purchased 1,150,000 shares of Mattan's common stock, representing approximately 12% of Mattan's common stock, for approximately $881,010 on the Company's behalf. Prior to March 31, 1996, the Mattan affiliates sold the 200,000 shares of the Company's Class A Common Stock and released the shares of the Mattan common stock to the Company. The Company accounts for this investment as an available-for-sale security pursuant to SFAS
115. At September 30, 1996, the fair value of this investment totaled approximately $3,037,508 and the related unrealized holding gain totaled $2,156,508.


NOTE 4:  INVENTORIES


Inventories are summarized as follows:

                                  March 31, 1996      September 30, 1996

    Raw Materials                 $      938,560       $      1,122,659
    Work-in-progress                     276,998                135,782
    Finished goods                       969,797              1,393,005
                                         -------              ---------

                                  $    2,185,355       $      2,651,446
                                  --------------       ----------------

NOTE 5:   LITIGATION


The Company has previously entered into an agreement with Infrared Fiber Systems, Inc. (IFS), a supplier of certain fiber optics that expires in the fiscal year ending March 21, 2002 and requires the supplier to sell exclusively to the Company, fiber optics for medical and dental applications as long as the Company purchases minimum amounts.

In March 1994, the Company initiated litigation against IFS. The Company's complaint alleges that IFS and two of its officers misrepresented IFS' ability to supply optical fibers, and that IFS breached its supply agreement and certain warranties. In April 1994, IFS filed a cross-complaint alleging breach of contract and intentional interference with prospective economic advantage, seeking declaratory relief that the contract has been terminated and that IFS is free to market its fibers to others. In July 1994, Coherent, Inc., a major shareholder of IFS and a manufacturer of medical lasers which employ IFS optical fibers, joined the lawsuit for the express purpose of defending their rights to the IFS optical fibers. In May 1995, the Company instituted litigation concerning this dispute in the Orange County, California Superior Court against Coherent, Westinghouse Electric Corporation ("Westinghouse") and an individual employee of Westinghouse who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit and interfered with the Company's contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995, the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by the Company in the federal action. In July 1996, the court in the California state court action granted demurrers by Westinghouse and the employee of Westinghouse to all causes of action against them, as well as all but one of the Company's claims against Coherent. As a result, the claims that are the subject of the granted demurrers have been dismissed, subject to the Company's right to appeal. The Company has decided that it will file an appeal of these decisions. No trial date has been set. The Company believes that the likely liability of the Company, if any, arising from this litigation would not have a materially adverse impact upon the Company.

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

                                    EXHIBIT INDEX

10.1 Letter agreement dated August 14, 1996 between the Registrant and LaserMed (incorporated herein by this reference to Exhibit 10.41 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

10.2 Agreement dated August 12, 1996 between the Registrant and Circuit Tree Medical, Inc. (incorporated herein by this reference to Exhibit
         10.42 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

10.3 Letter agreement dated August 24, 1996 between the Registrant, Tower Financial Group and International Biolaser Corporation (incorporated herein by this reference to Exhibit 10.43 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).

10.4 Amendment to Loan Agreement dated October 9, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.44 to the Registrant's Registration Statement on Form SB-2, File No. 333-04219).