Form 10QSB
period 1996-12-31
PREMIER LASER SYSTEMS INC
filed 1997-01-17
CIK 878543

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

(Mark One)

/X/                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1996

                                          OR

/ /                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from             to
                                             -----------    -----------

                           Commission file number  0-25242
                                                  ---------

                             PREMIER LASER SYSTEMS, INC.
                             ---------------------------
                (Exact name of registrant as specified in its charter)

         CALIFORNIA                                  33-0472684
         ----------                                --------------
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


                            ------------------------------
                  (Former name, former address and former fiscal year,
                            if changed since last report)

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
Yes      No
    ---     ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (January 13, 1997):

                   Class A Common Stock:    7,154,054 Shares
                   Class E-1 Common Stock:  1,256,818 Shares
                   Class E-2 Common Stock:  1,256,818 Shares

    Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                            PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.

    The unaudited financial information for the three and nine month periods ended December 31, 1996 and comparative financial information for the prior year, together with the balance sheets as of December 31, 1996 and March 31, 1996 of Premier Laser Systems, Inc. (the "Company") are attached hereto and incorporated herein by this reference.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    This Quarterly Report contains forward-looking statements including, without limitation, statements concerning future cost of sales, future gross margins on sales and future product and component development and procurement plans. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that may cause such differences include market acceptance of the Company's products, prices charged by the Company's suppliers, future changes in the Company's technology and the effects of the introduction of new products by the Company's competitors, among others.

RESULTS OF OPERATIONS

    Net sales by the Company for the quarter ended December 31, 1996 (the "1996 Quarter") increased approximately 107% to $1,472,000 as compared to $711,918 for the quarter ended December 31, 1995 (the "1995 Quarter"). Net sales for the 1996 Quarter were lower than expected due to a shortage of argon components and lasers ordered from the Company's vendors for its dental argon business. The Company had a backlog of orders of approximately $1,000,000 at the end of the 1996 Quarter. The Company expects to receive from third party vendors additional shipments of backordered components and lasers beginning in February 1997, but has also accelerated its own development program to substantially reduce its reliance on these suppliers by fiscal 1998. The increase in sales resulted primarily from an increase in sales to the dental industry, and reflected a change in the mix of product sales, including higher sales of the Company's MOD argon laser, which was cleared for teeth whitening in August 1996, as well as increased sales of its Arago argon laser, Aurora diode laser and initial sales of its Centauri Er:YAG for hard tissue dentistry. Net sales for the nine month period ended December 31, 1996 (the "1996 Period") increased approximately 277% to $3,887,018 from $1,030,686 from the nine month period ended December 31, 1995 (the "1995 Period"). Sales in the 1995 Period of ND:YAG, ER:YAG and other laser products were adversely affected by the lack of working capital during the first three quarters of the fiscal year ended March 31, 1995 ("fiscal 1995") to fund the purchase of inventory components (some of which have long supply lead times) and manufacturing operations.

    The Company recorded a gross profit in the 1996 Quarter and 1996 Period of $538,328 and $1,178,180, respectively, as compared to a gross profit of $95,731 and a negative gross profit of $542,850 in the 1995 Quarter and the 1995 Period, respectively. The increase in gross profit to 37% of sales in the 1996 Quarter is due primarily to the settlement and termination of the Company's joint marketing agreement with International Biolaser Corporation (IBC). This agreement had previously required the Company to remit a majority of the gross profit for sales of its MOD-TM- argon laser to IBC. In addition, if production volumes increase in future periods, management anticipates higher absorption of manufacturing costs and increased utilization of the Company's manufacturing personnel, which could lead to increasing positive gross margins based upon management's current calculation of the Company's standard cost of sales.

    Selling and marketing expenses totaled $582,132 for the 1996 Quarter and $1,534,006 for the 1996 Period, as compared to $340,016 for the 1995 Quarter and $834,697 for the 1995 Period. The increase was primarily attributable to marketing and sales efforts related to the Company's dental products. These expenses primarily included increased commissions and related selling expenses, expenses of sales and marketing personnel, trade show attendance and advertising expenses. Sales and marketing expenses for the 1996 Period also included expenses relating to the initial showing of the Company's ER:YAG laser at the annual meetings of the American Society of Cataract and Refractive Surgeons and the American Academy of Ophthalmology.

    Research and development expenses were $435,806 and $784,723 for the 1996 Quarter and 1996 Period, as compared to $254,079 and $1,013,606 for the 1995 Quarter and 1995 Period respectively. These amounts reflected reimbursements from the Small Business Innovative Research grant awarded to the Company of $457,000 in the 1996 Period and $50,000 in the 1995 Period. Increased expenses were primarily attributable to increased clinical trial expense in dentistry and ophthalmology and salaries.

    Settlement of joint marketing agreement expenses in the 1996 Period included a one time writedown associated with the settlement and termination of the Company's marketing agreement with IBC. As part of this settlement, the Company guaranteed approximately $201,000 of indebtedness to a third party, in exchange for exclusive rights to the MOD argon laser technology. The Company has fully reserved for this guarantee and a note receivable from IBC.

    General and administrative expenses increased to $501,021 in the 1996 Quarter from $364,615 in the 1995 Quarter. This increase was primarily attributable to expenses incurred in connection with the termination of the Company's Chief Financial Officer and controller and reserves taken for receivables associated with IBC customers as the Company began to terminate its CO2 business, which has been replaced by diode sales. General and administrative expenses for the 1996 Period decreased to $1,108,639 from $1,314,938 in the 1995 Period. This reduction was primarily attributable to a reduction in annual report, accounting, legal and public relations expenses offset in part by the factors which increased general and administrative expense in the 1996 Period.

    Net interest income increased to $1,290 in the 1996 Quarter from net interest expense of $2,975 in the 1995 Quarter. Net interest income decreased to a net interest expense of $68,661 in the 1996 Period from net interest income of $117,068 in the 1995 Period. The decrease in the 1996 Period reflected the decreased cash available for the Company to invest and an increase in borrowings under the Company's credit facility with Silicon Valley Bank (the

"Credit Facility"), offset by interest income from investments made following the Company's secondary offering, which was completed in October 1996.

    The Company's net losses from operations increased to $980,632 in the 1996 Quarter from $862,980 in the 1995 Quarter. The increases were primarily attributable to the increase in general and administrative expenses, research and development expenses and selling and marketing expenses, offset by an increase in sales and gross profit margin. Net losses from operations decreased to $2,580,928 in the 1996 Period from $3,706,091 in the 1995 Period. The decrease was primarily attributable to the increase in sales and gross profit margin and decreases in general and administrative expenses and research and development expenses, offset in part by increases in sales and marketing expenses and expenses relating to the settlement of the Company's joint marketing agreement with IBC.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including its Initial Public Offering ("IPO"), revenues from operations, the proceeds from an SBIR grant and funding from the Credit Facility with Silicon Valley Bank. In addition, the Company's secondary public offering (the "Secondary Offering") was completed on October 18, 1996. In connection with this offering, the Company issued 11,000 units (the "Units"), each Unit consisting of 190 shares of Class A Common Stock, and 95 redeemable Class B Warrants, at $1,000 per Unit, resulting in net proceeds of $8,972,762 to the Company. In November 1996, the Company received additional net proceeds of $1,476,750 from the issuance of 1,650 Units upon the exercise of the underwriter's over-allotment option. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

    At December 31, 1996, the Company had a cash balance of $3,688,556, short term investments of $3,765,367 and working capital of $10,687,496. This represents an increase from March 31, 1996 of $3,653,093 in cash and cash equivalents. This increase in cash and cash equivalents was largely due to completion of the Secondary Offering, borrowings under the Credit Facility and cash received from the exercise of Class A Warrants, partially offset by cash used in operations.

    At December 31, 1996, the Company's indebtedness consisted of $300,000 due to Silicon Valley Bank on the Credit Facility and a remaining guarantee for an IBC third party payable of $69,400.

    The Company's Credit Facility with Silicon Valley Bank permits maximum borrowings of up to $1,000,000 under a formula based on the value of the 1,150,000 shares of common stock of Mattan Corporation (the "Mattan Shares") held by the Company. Borrowings under the Credit Facility are secured by the Mattan Shares, bear interest at the rate of 1.0% per annum over the prime rate of interest, and are due and payable in April, 1997. In connection with the Credit Facility, the Company issued to such lender warrants to purchase up to 9,756 shares of the Company's Class A Common Stock at an exercise price equal to $10.25 per share. As of December 31, 1996, the Company had drawn approximately $300,000 on this Credit Facility.

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

    The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development activities, the scope and results of preclinical studies and clinical trials, the costs and timing of regulatory approvals, the rate of technology advances by the Company, competitive conditions within the medical laser industry, the establishment of manufacturing capacity and the establishment of collaborative marketing and other relationships which may either involve cash infusions to the Company, or require additional cash from the Company. Management believes that short-term assets, cash generated through expected future revenues, the Credit Facility and SBIR grants will be adequate to satisfy its working capital needs for at least the next 12 months. After that period the Company's ability to meet its working capital needs will be dependent on its ability to achieve a positive cash flow from operations and profitable operations, in addition to its ability to secure additional debt or equity financing. No assurance can be given that the Company will be able to achieve a positive cash flow from operations, profitable operations or secure financing on acceptable terms.

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

GOVERNMENT GRANTS

    The Company has been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Approximately $697,634 of this amount was drawn at December 31, 1996. The remainder of the grant can be drawn over the next six months upon the achievement of specified criteria.

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

                             PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

    Reference is made to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, for a description of certain litigation to which the Company is a party.

Item 2.  CHANGES IN SECURITIES.

    Not Applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

Item 5.  OTHER INFORMATION.

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

    Not applicable.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PREMIER LASER SYSTEMS, INC.


Dated:  January 16,1997             By:   /S/ MICHAEL HIEBERT
                                       ----------------------------------------
                                       Michael Hiebert, Chief Financial
                                       Officer, as duly authorized officer
                                       on behalf of the registrant


Dated:  January 16, 1997            By:   /S/ MICHAEL HIEBERT
                                       ----------------------------------------
                                       Michael Hiebert, Chief Financial Officer
                                       (Principal Financial Officer)

Attachment to Quarterly Report for the quarter ended December 31, 1996







                              PREMIER LASER SYSTEMS INC.

                 FINANCIAL STATEMENTS (UNAUDITED) FOR THE NINE MONTH

                            PERIOD ENDED DECEMBER 31, 1996

                          PREMIER LASER SYSTEMS, INC.

                                BALANCE SHEET
                                  (UNAUDITED)



                                                                      DECEMBER 31,          MARCH 31,
                                                                         1996                1996
                                                                     -------------        ------------

                             ASSETS
Current Assets:
  Cash and cash equivalents                                           $ 3,688,556            $  35,463
  Short-term investments                                                3,765,367            4,547,377
  Accounts receivable, net of allowance for doubtful accounts of
    $156,212 and $154,677                                               1,232,553              508,315
  Inventories                                                           2,496,225            2,185,355
  Prepaid expenses and other current assets                               676,201              419,504
                                                                      -----------          -----------
    Total current assets                                               11,858,902            7,696,014
  Property and equipment, net                                             436,180              493,942
  Intangibles, net                                                      6,958,911            7,353,462
  Other assets                                                                                 131,150
                                                                      -----------          -----------
                                                                      $19,253,993          $15,674,568
                                                                      -----------          -----------
                                                                      -----------          -----------

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $279,858          $1,208,219
  Accrued liabilities                                                     514,403             188,108
  Notes payable to related party                                                              481,195
  Notes payable other                                                     377,145
                                                                      -----------          -----------
    Total current liabilities                                           1,171,406           1,877,522
                                                                      -----------          -----------
                                                                      -----------          -----------

Commitments and contingencies

Shareholders' equity
  Preferred stock--8,850,000 shares authorized, no shares issued and outstanding
  Common stock--Class A--no par value, 35,600,000 shares
     authorized; 7,154,054 shares outstanding at December 31, 1996,    25,974,506          16,317,376
  Common stock--Class E-1- no par value, 2,200,000 shares
     authorized; 1,256,818 shares issued and outstanding at
     December 31, 1996                                                  4,769,878           4,769,878
  Common stock-- Class E-2--no par value, 2,200,000 shares
     authorized: 1,256,818 shares issued and outstanding at
     December 31, 1996                                                  4,769,878           4,769,878
  Class A warrants                                                      2,295,328           2,321,057
  Class B warrants                                                      1,495,659             376,774
  Warrants to purchase Class A common stock                               192,130             192,130
  Unrealized holding (loss) gain on short-term investments               (148,796)          3,666,367
  Accumulated deficit                                                 (21,265,996)        (18,616,414)
                                                                      -----------         -----------
    Total shareholders' equity                                         18,082,587          13,797,046
                                                                      -----------         -----------
                                                                      $19,253,993         $15,674,568
                                                                      -----------         -----------
                                                                      -----------         -----------


                          PREMIER LASER SYSTEMS, INC.

                            STATEMENT OF OPERATIONS




                                                         Three Months Ended                 Nine Months Ended
                                                             December 31,                      December 31,
                                                 ------------------------------        ------------------------------
                                                     1996              1995               1996               1995
                                                 ------------       ------------     ------------        ------------
Net Sales                                          $1,472,880          $711,918        $3,887,018          $1,030,686
Cost of Sales                                         934,552           616,187         2,708,838           1,573,536
                                                 ------------       -----------       -----------        ------------
Gross profit (loss)                                   538,328            95,731         1,178,180            (542,850)

Selling and marketing expenses                        582,132           340,016         1,534,006             834,697
Research and development expenses                     435,807           254,079           784,724           1,013,606
Settlement of joint marketing agreement                                                   331,740
General and administrative expenses                   501,021           364,616         1,108,639           1,314,938
                                                 ------------       -----------       -----------        ------------
     Loss from operations                            (980,632)         (862,980)       (2,580,929)         (3,706,091)

Interest (income) expense, net                         (1,290)            2,975            68,661            (117,068)
                                                 ------------       -----------       -----------        ------------
     Net Loss                                       ($979,342)        ($865,955)      ($2,649,590)        ($3,589,023)
                                                 ------------       -----------       -----------        ------------
                                                 ------------       -----------       -----------        ------------

Loss per share                                          (0.15)            (0.19)            (0.46)              (0.80)
                                                 ------------       -----------       -----------        ------------
                                                 ------------       -----------       -----------        ------------

  Weighted average number of shares
  outstanding                                       6,663,765         4,526,435         5,716,333           4,510,139
                                                 ------------       -----------       -----------        ------------
                                                 ------------       -----------       -----------        ------------


PREMIER LASER SYSTEMS, INC.
Statements of Cash Flows
(Unaudited)

                                                                  Nine Months Ended
                                                                     December 31,
                                                             1996                     1995
                                                      ----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $    (2,649,590)         $    (3,589,023)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                             623,755                  609,098
    Provision for doubtful accounts receivable                  1,535
    Settlement of joint marketing agreement                   125,000
Changes in operating assets and liabilities:
    Increase in accounts receivable                          (725,773)                (222,069)
    Increase in inventories                                  (310,870)              (1,077,522)
    Increase in prepaid expenses and
       other current assets                                  (250,538)                 (95,426)
    Decrease in accounts payable                             (928,361)                (479,205)
    Decrease in accrued liabilities                           326,295                  277,179
                                                      ---------------          ---------------

            Net cash used in operating activities          (3,788,547)              (4,576,968)
                                                      ---------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Short Term Investments                     (3,033,153)
    Purchase of property and equipment                        (42,985)                (170,481)
    Note receivable pursuant to strategic
       alliance agreement                                                             (125,000)
    Restriced cash on Mattan investment                                               (250,000)
    Patent expenditures                                      (128,458)                (126,297)
                                                      ---------------          ---------------
            Net cash used in investing activities          (3,204,596)                (671,778)
                                                      ---------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Equity Offering (Note 4)                10,449,512
     Net borrowings under Credit Facility                     300,000
     Proceeds from exercise of Class A Warrants               300,774
     Proceeds from issuance of notes payable                  169,332                   10,552
     Retirement of Note Payable                              (481,195)
     Principal payments on notes payable                      (92,187)                    (820)
                                                      ---------------          ---------------
            Net cash provided by financing activities      10,646,236                    9,732
                                                      ---------------          ---------------
            Net increase (decrease) in cash                 3,653,093               (5,239,014)

Cash and cash equivalents at beginning of period               35,463                5,888,237
                                                      ---------------          ---------------

Cash and cash equivalents at end of period            $     3,688,556          $       649,223
                                                      ---------------          ---------------
                                                      ---------------          ---------------

SUPPLEMENTAL DISCLOSURES:
   Noncash investing activities
           Settlement of joint marketing agreement:   $       206,740

                  See condensed notes to unaudited financial statements.

                             PREMIER LASER SYSTEMS, INC.
                  CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 1996 and the results of operations and cash flows for the nine months ended December 31, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

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


NOTE 2:  SHORT-TERM INVESTMENTS, STRATEGIC ALLIANCE

In December 1995, the Company entered into a strategic marketing alliance with Mattan Corporation (Mattan), a Canadian corporation whose stock is publicly traded on the Alberta Stock Exchange. The purchasing agreement (the Agreement) stipulates that the Company will supply all laser equipment and associated disposables for all laser surgery centers to be designed and opened by Mattan in Canada and the United States. It is anticipated that these surgery centers will be operated under the name of Medical Laser Institute of America. In connection with this alliance, the Company also entered into a share exchange agreement pursuant to which the Company issued 200,000 shares of the Company's Class A Common Stock to certain parties affiliated with Mattan, who purchased 1,150,000 shares of Mattan's common stock, representing approximately 12% of Mattan's common stock, for approximately $881,010 on the Company's behalf.
Prior to March 31, 1996, the Mattan affiliates sold the 200,000 shares of the Company's Class A Common Stock and released the shares of the Mattan common stock to the Company. The Company accounts for this investment as an available-for-sale security pursuant to SFAS 115. At December 31, 1996, the fair value of this investment totaled approximately $732,214 and the related unrealized holding loss totaled $148,796.

NOTE 3:  INVENTORIES

Inventories are summarized as follows:

                                      March 31, 1996     December 31, 1996

        Raw Materials                 $    938,560       $    1,260,475
        Work-in-progress                   276,998              187,351
        Finished goods                     969,797            1,048,398
                                      ------------       --------------
                                      $  2,185,355       $    2,496,224
                                      ------------       --------------
                                      ------------       --------------


NOTE 4:  SECONDARY PUBLIC OFFERING

The Company's secondary public offering was completed on October 18, 1996. In connection with this offering, the Company issued 11,000 units (the "Units"), each Unit consisting of 190 shares of Class A Common Stock, and 95 redeemable Class B Warrants, at $1,000 per Unit, resulting in net proceeds of $8,972,762 to the Company. In November 1996, the Company received additional net proceeds of $1,476,750 from the issuance of 1,650 Units upon the exercise of the underwriter's over-allotment option.


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