Form 10-K
period 1997-03-31
PREMIER LASER SYSTEMS INC
filed 1997-05-28
CIK 878543

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           for the fiscal year ended March 31, 1997.

/ /        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for
           the transition period from              to                   .

                         COMMISSION FILE NUMBER 0-25242
                            ------------------------

                          PREMIER LASER SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                33-0472684
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

     3 MORGAN, IRVINE, CALIFORNIA                         92718
   (Address of principal executive                      (Zip Code)
               offices)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (714) 859-0656

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Class A Common Stock, Class A Warrants, Class B Warrants, Units (each comprised of one share of Class A Common Stock, one Class A Warrant and one Class B
                                    Warrant)
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $103,504,753 on May 19, 1997, based upon the closing sale price of such stock.

    Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        As of May 19, 1997:

Class A Common Stock:    9,260,671
                         Shares
Class E-1 Common Stock:  1,257,178
                         Shares
Class E-2 Common Stock:  1,257,178
                         Shares

    DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933: Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.
  OVERVIEW

    Premier Laser Systems, Inc. (the "Company," or "Registrant") develops, manufactures and markets several lines of proprietary medical lasers, fiberoptic delivery systems and associated products for a variety of dental, ophthalmic and surgical applications. The Company is currently in the process of acquiring EyeSys Technologies, Inc. ("EyeSys"), which is a leading developer and supplier of corneal topography (diagnostic imaging) systems with an installed base of more than 3,500 systems worldwide. The Company's majority-owned Data.Site joint venture ("Data.Site") assists physicians and researchers with ophthalmic data collection and outcomes analysis for specific procedures.

    The Company's lasers and related products use the controlled application of thermal, acoustic and optical energy to allow the physician or dentist to perform selected minimally invasive procedures which, compared to conventional techniques not involving the use of lasers, vaporize or sever tissue with minimal blood loss and scarring, increase patient comfort and reduce patient treatment time and treatment costs. To date, the Company has received clearance to market 20 models of medical lasers, which are covered by 20 U.S. patents, 14 pending U.S patent applications, 13 foreign patents and 44 pending foreign patents. The Company currently markets certain of these lasers for dentistry, ophthalmology and surgery.

    The Company commenced operations in August 1991 after acquiring substantially all of the assets of Pfizer Laser, a division of Pfizer Hospital Products Group ("Pfizer HPG") which is a wholly-owned subsidiary of Pfizer, Inc. The Company acquired from Proclosure, Inc. ("Proclosure") certain technology, assets and proprietary rights relating to a laser system for tissue fusion in 1993, and completed its initial public offering of securities in 1994. In 1997, it formed a joint venture, named "Data.Site," with Kansas City-based Refractive Surgical Services for the purpose of providing data collection and outcomes analysis and in April 1997 entered into an agreement to acquire EyeSys. Completion of the EyeSys transaction is subject to the satisfaction of several conditions including approval by the EyeSys shareholders.

    The Company participates in three market segments: dentistry, ophthalmology and surgery. The Company's innovations include: the first laser cleared for use on hard tissue (teeth) in dentistry, the first diode laser in dentistry, the first laser for cataract emulsification, the first Erbium:YAG laser for ablation of skin and the first laser in clinical trials for tissue melding.

    Although the Company has received more than 100 clearances from the United States Food and Drug Administration (the "FDA") in multiple specialty areas to market its laser products for a variety of medical applications, due to limited financial resources the Company has initially focused its marketing efforts on dental lasers which the Company believes have the most promise for commercial success. The Company plans to initiate marketing efforts in ophthalmology in calendar 1997. The level of future marketing efforts is partially dependent upon the receipt of future financing. As resources permit, the Company plans to commence marketing efforts with respect to other medical applications which it believes may also be commercially successful.

MARKET OVERVIEW

    The use of laser technology in dentistry, ophthalmology and surgery involves the controlled application of laser light to hard or soft tissue causing an optical, thermal, acoustic or plasma interaction with the tissue. When applied to tissue, the laser light is partially absorbed. This process of absorption converts the light to heat, which in turn alters the state of the tissue. The degree of tissue absorption varies with the choice of wavelength and is an important variable in the application of laser technology in treating various tissues. The laser energy can also form a gas bubble in a water medium which provides an acoustic cutting effect as it bursts. The Company often uses its proprietary delivery systems to control the relative proportions of acoustic, thermal and optical energy applied to tissue resulting in enhanced cutting effects. These delivery systems include flexible fiberoptics, waveguides, articulated arms and micromanipulators which are used on a disposable or limited reuse basis, and which the Company expects will provide a recurring revenue stream for the Company. The Company's strategy is to target specific applications in the dental, ophthalmic and surgical markets, where management believes that the Company's technology and products have competitive strengths.

    DENTAL AND PERIODONTAL MARKET

    The current market for laser equipment in dental procedures is comprised of soft tissue procedures, composite curing and teeth whitening. The Company has recently received FDA clearance to market its Er:YAG laser for hard tissue and cavity preparation procedures, and is in the process of implementing its marketing plans to address this market.

    SOFT TISSUE. The dental laser can be used for certain periodontal procedures and to treat early gum disease, postponing or in some cases eliminating the need for conventional periodontal surgery and providing the opportunity for overall cost savings. While the Company has clearance to market six lasers (including the Aurora diode laser and Centauri Er:YAG laser) for soft tissue dental procedures, the Company focuses its marketing efforts on its Aurora diode laser in this area.

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

    TEETH WHITENING. A large number of dentists use light accelerated bleaching materials for teeth whitening. These materials are traditionally applied at night over a six to eight week period to whiten a patient's teeth while he or she sleeps. Lasers have been shown to facilitate the use of these light sensitive materials in the dentist's office by accelerating this process and resulting in an approximately three shade change in less than one hour. The Company's MOD laser has been cleared to market for this procedure.

    HARD TISSUE (CAVITY PREPARATION). Potential dental laser applications for hard tissue procedures (i.e., procedures on teeth) include pit and fissure sealing, etching, caries removal and cavity preparation. Based on user feedback from the Company's clinical sites, the Company believes that the use of a laser in dentistry reduces the pain associated with various traditional procedures performed with a dental drill. On May 7, 1997, the Company's Er:YAG laser was cleared to market for tooth etching, caries removal and cavity preparation. This laser was the first to be cleared by the FDA for such procedures.

    CAVITY PREVENTION. The Company is currently conducting research and is initiating clinical trials to use its lasers for cavity prevention applications. The Company's clinical trials are at an early stage and there can be no assurances that FDA clearance will be obtained for these applications.

    OPHTHALMIC MARKET

    Laser systems have been used for the treatment of eye disorders for many years and are widely accepted in the ophthalmic community. The original and most widely accepted use of laser systems in ophthalmology has been for posterior capsulotomy. The Company does not promote its lasers for this market, which it believes is approaching saturation, but instead focuses on intraocular procedures including anterior capsulotomy, cataract removal, glaucoma treatment, corneal sculpting and occuloplastic or cosmetic procedures. The Company has developed the Centauri Er:YAG laser which is capable of performing all of these procedures, which are typically performed by several different types of medical lasers. To date, however, the Centauri laser has only been cleared for use in anterior capsulotomies and certain cosmetic procedures.

    CATARACT REMOVAL PROCEDURES. The Company believes that no medical lasers have been approved to date for cataract extraction procedures, and that medical lasers may result in less trauma and inflammation than traditional surgical methods, providing more comfort to the patient. The Company's Centauri Er:YAG laser has been cleared to market for anterior capsulotomy, a procedure which opens the capsule of the eye prior to the removal of the cataract. The Company is also currently conducting clinical trials on the Centauri laser for lens emulsification (the removal of the cataract itself), as an alternative to phacoemulsification (the breakup of the cataract by ultrasonic energy). The Company believes that this patented technology for use in lens emulsification may provide an easier and safer method of cataract removal.

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

    TISSUE MELDING. The Company believes a significant number of wound closure procedures may be addressed with surgical lasers in conjunction with or independent of traditional sutures or staples. The clinically demonstrated benefits of the use of surgical lasers for tissue melding, as compared to sutures and staples, include fluid-static seals, immediate strength of the closure and reduced surgical time. The Company and its strategic partner have conducted animal tests to support IDE submittals for the use of the Company's Polaris Nd:YAG laser in the areas of arteries, veins, blood vessels and ducts, and are currently conducting clinical studies for skin and hypospadias. The Company has also completed clinical trials for vasovasotomy (reversal of vasectomies) which demonstrated a success rate of approximately 89%. The Company is also beginning Phase I clinical trials for the treatment of hypospadias, the lengthening of the urethra to the end of the penis in infants, in which it is anticipated that the laser's fluid-static seal may minimize post-surgical complications such as the leakage of urine which results in secondary surgical procedures. The Company has clearance for Phase II clinical trials for skin closure following mastectomies and eyelid surgery at five clinical sites. Artery and vein anastomosis is being tested in animals by the Company's strategic partner in Japan in preparation for clinical studies.

    COSMETIC SURGICAL PROCEDURES. The market for cosmetic surgery is growing rapidly worldwide. The Company has a number of approvals for lasers to be used in cosmetic applications and will devote further efforts in the future to entering into and capitalizing on this market.

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

LASER PRODUCTS

    The Company's line of portable lasers are specifically designed for use in outpatient surgical centers and medical offices. The Company believes that its lasers are also well suited for the international market, particularly in facilities with many surgical suites where easy transportation of equipment is necessary. By employing techniques developed in the computer industry, the Company has designed a laser system that (i) is modularly designed and uses similar components for multiple laser systems thereby reducing their overall cost, (ii) allows for efficient and inexpensive repair by replacing a board or assembly in the field or through the mail, reducing the need for a field service force, and (iii) can be easily moved from the office to surgical centers because of its compact size and limited voltage requirements. The Company's Er:YAG lasers are currently priced from $39,000 to $126,000 and its Nd:YAG lasers are currently priced from $25,000 to $80,000. The Company's diode lasers are currently priced from $22,000 to $35,000 and its argon laser is priced from $8,000 to $22,000. The prices of lasers within these ranges depend upon each model's power capability and the features offered.

    The following table presents in summary form, the Company's principal lasers and delivery systems, the principal applications for which the Company intends to use them, and the FDA status of such products.

PRODUCT                                            MEDICAL APPLICATION                       FDA REGULATORY STATUS
----------------------------  -------------------------------------------------------------  ---------------------
Centauri (Er:YAG)             Dental--Soft Tissue..........................................  Cleared to market
                              Dental--Hard Tissue..........................................  Cleared to market
                              Ophthalmology (e.g. Anterior Capsulotomy)....................  Cleared to market
                              Ab-externo and Ab-interno Sclerostomy, Laser Lens
                              Emulsification...............................................  Clinical trials
                              Corneal Sculpting............................................  Preclinical animal studies
                              General Surgery, Neurosurgery, Orthopedics, Gastrointestinal
                              and Genitourinary Procedures, Urology, Gynecology and Oral
                              Surgery......................................................  Cleared to market
Pegasus (Nd:YAG) 20W          Dental--Soft Tissue..........................................  Cleared to market
Polaris (1.32m Nd:YAG)        Tissue Melding...............................................  Clinical trials
                              General Surgery, Ophthalmology, Arthroscopic Surgery,
                              Gastrointestinal and Genitourinary Procedures, Urology,
                              Gynecology and Oral Surgery..................................  Cleared to market
Aurora (diode)                Dental--Soft Tissue..........................................  Cleared to market
                              Dental and General Surgery, Ophthalmology, Arthroscopic
                              Surgery, Gastrointestinal and Genitourinary Procedures,
                              Urology, Dermatology, Plastic Surgery, Podiatry,
                              Neurosurgery, Gynecology, Pulmonary Surgery and Oral
                              Surgery......................................................  Cleared to market
MOD (argon)                   Dental--Composite Curing.....................................  Cleared to market
                              Dental--Teeth Whitening......................................  Cleared to market

    CENTAURI ER:YAG LASER

    The Company's Centauri Er:YAG laser is a portable Er:YAG pulsed solid state laser which generates high frequencies (up to 30Hz) at relatively low peak power. These high frequencies allow faster cutting at lower energies. The 2.9 micron wavelength of the Er:YAG is highly absorbed by water, producing a cut similar to the scalpel. The Er:YAG wavelength is delivered through a fiber optic delivery system which enables the beams to be focused and angled. These fiberoptic catheters are difficult to produce and the Company has invested heavily in the technology to develop fibers which can handle adequate power. The Company had experienced difficulties in securing a consistent source for these fibers in the past. It has procured two sources for these fibers. See "--Manufacturing and Materials" and "Legal Proceedings."

    The Company's Centauri Er:YAG laser has many potential applications in different medical specialties, including cutting hard tissue such as bone and teeth, which could replace or minimize the use of noisy, high speed dental hand drills, and removing ocular structures or performing microsurgery with minimal thermal damage. Although until recently marketed only for soft tissue dental procedures and anterior capsulotomy, the Centauri laser also has received FDA clearance to market for hard tissue dental procedures. This laser also has received FDA clearances to market for hemostasis, excision and vaporization of tissues in ophthalmology, general surgery, neurosurgery, orthopedics, gastroenterology, urology, gynecology and oral surgery. See "--Government Regulation." The Centauri laser is highly effective in cataract ophthalmic procedures because its wavelength is at the peak of the water absorption spectrum and water comprises greater than sixty percent of ophthalmic tissues. Therefore, the Centauri laser can emulsify cataracts, surgically excise tissue in the treatment of glaucoma and can precisely remove layers of cornea similarly to an excimer laser. This system, which currently is cleared for anterior capsulotomy and other procedures in ophthalmology, is estimated to be available for approximately one-third the price of refractive excimer lasers currently on the market and requires substantially lower maintenance costs than excimer lasers (an estimated $10,000 per year as compared to approximately $70,000). In addition, the multipurpose Centauri Er:YAG laser is completely portable and does not emit any toxic gases or cause any potential mutagenic effect which may result from the use of the excimer laser.

    The Company has recently introduced what it believes to be the industry's first fully-integrated Er:YAG laser system for ophthalmic procedures. The new system incorporates the Centauri Er:YAG laser and provides the option of either a bi-manual or coaxial, uni-manual handpiece to accommodate an individual physician's technique. The Company has also recently introduced a new irrigation aspiration product for use in conjunction with the Centauri system, which integrates with the laser in performing the cataract removal procedures, and includes proprietary vacuum monitoring connectors that create a sterile aspiration line.

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

    The Company holds the proprietary rights, including several patents, to manufacture and sell the Polaris laser, a 1.32 micron Nd:YAG laser (except in Japan, China and Taiwan), together with specialized software and delivery systems, for tissue melding. The Company is developing the Polaris laser for use in cosmetic skin closures, vascular surgeries and minimally invasive surgical procedures normally performed with sutures and staples. Although the use of the Polaris laser for tissue melding is still in the development stage, and no clearance for this application has been received, the Company believes that tissue melding offers clinical advantages over traditional sutures and staples including fluid-static seals, immediate strength of the closure and reduced surgical time.

    AURORA DIODE LASER

    The Aurora diode laser is the Company's first semiconductor laser and is the first truly portable diode laser designed for dentistry. The Aurora diode laser replaces the 20 watt Pegasus laser for periodontal procedures, and is one-fourth the size and one-half of the cost of that system. The diode wavelength is absorbed by blood in pigmentation and has been cleared for use in multiple specialties such as general surgery, ophthalmology, urology and plastic surgery. The Aurora laser, which was introduced for soft tissue dental applications in February 1996, is designed to utilize the Nd:YAG delivery systems, including TouchTIPS, AngleTIPS and sculptured fibers, for soft tissue surgery with minimal bleeding or anesthesia. The dental laser can also be used to treat early stage gum disease, postponing or in some cases eliminating the need for periodontal surgery and providing the opportunity for overall cost savings. The Company believes the Aurora laser compares favorably with competitive products including pulsed Nd:YAG lasers, which cannot produce the required laser settings for use with TouchTIPs, or in the new technique for the treatment of periodontal disease, as well as with CO(2) lasers (which cannot be delivered through a fiber), and argon lasers (which tend to be slower in cutting and may produce charring).

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

    The argon laser can also be used to enhance teeth whitening procedures using light activated bleaching materials which have traditionally been applied at night over a six to eight week period. Lasers have been shown to facilitate the use of these light activated products in a dentist's office by accelerating this process and resulting in an approximately three shade change in less than one hour. The argon laser has been cleared to market for this procedure. No assurance may be given that the use of the argon laser for teeth whitening will become a widely accepted practice in the dental industry. The Company plans to bundle its lasers with light activated whitening materials and co-market these products with the manufacturers of these materials. The Company is currently manufacturing the MOD lasers in-house and has experienced some minor problems with the supply of components required for such production. The Company's supplier of components for its Arago laser previously ceased shipments causing the Company to temporarily cease production of these lasers. By September 1997, the Company intends to commence the in-house manufacture of the Arago lasers.

    OTHER LASERS

    The Company has developed other solid state pulsed lasers including the Sirius .532 Nd:YAG laser, Orion Ho:YAG laser and the Arcturus alexandrite:YAG laser, and other applications for its existing lasers, but is not actively marketing these lasers at the present time. The following table sets forth in summary form, certain additional lasers owned by the Company which are not currently marketed by the Company, and the principal applications for which the Company has clearance to market such lasers.

PRODUCT                                            MEDICAL APPLICATION                       FDA REGULATORY STATUS
----------------------------  -------------------------------------------------------------  ---------------------
Altair (CO(2)) and a CO(2)    Orthopedics, General and Plastic Surgery, Dermatology,
  laser acquired from Pfizer  Podiatry, Ear, Nose and Throat, Gynecology, Pulmonary
  HPG                         Procedures; Neurosurgery and Ophthalmology...................  Cleared to market
                              Dental--Soft Tissue..........................................  Cleared to market
Pegasus (Nd:YAG) 40W/60W      General Surgery, Urology, Gastrointestinal Procedures,
                              Pulmonary Procedures, Gastroenterology, Gynecology and
                              Ophthalmology................................................  Cleared to market
Pegasus (Nd:YAG) 100W         Oral, Arthroscopic and General Surgery, Gastroenterology,
                              Gastrointestinal and Genitourinary Procedures, Pulmonary
                              Procedures, Gynecology, Neurosurgery and Ophthalmology.......  Cleared to market
Sirius (.532m Nd:YAG)         Dermatology, General and Plastic Surgery, Podiatry and
                              Orthopedic Applications......................................  Cleared to market
Orion (Ho:YAG)                General Surgery, Orthopedics, Ear, Nose and Throat,
                              Ophthalmology, Gastroenterology, Pulmonary Procedures and
                              Urology......................................................  Cleared to market
Er:YAG/Nd:YAG combination     Various specialties..........................................  Cleared to market

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

MARKETING, SALES AND SERVICE

    MARKETING AND SALES

    The Company markets its products to the dental market in the United States directly to dentists and periodontists through its direct sales force consisting of five area sales managers and its distributor and manufacturer's representative network consisting of approximately 20 people. The Company markets its products primarily through conventions, educational courses, direct mail, telemarketing and other dental training programs. In March 1994, the Company entered into a sales and marketing arrangement for its dental lasers with Burkhart Dental Supply Company, a member of the American Dental Cooperative, Inc., which is one of the largest distributors of dental equipment and supplies in the United States. This agreement is terminable by either party at any time. If this strategic alliance is successful, the Company believes this relationship may be expanded to the other members of the American Dental Cooperative, Inc. which markets dental products to a significant number of the approximately 129,000 practicing dentists in the United States. Such alliance is expected to assist the Company's marketing of the Centauri laser for hard tissue applications.

    Through an active program of educational courses and preceptorships, the Company has trained dentists in many countries during the past year using industry recognized dentists and periodontists.

    The Company markets its products in the ophthalmic market through two direct sales managers who focus their efforts on key ophthalmologists worldwide. The Company has entered into distribution agreements with distributors in many countries in preparation for market introduction of the Centauri laser. The Company grants exclusive distribution rights in select territories to its distributors who must maintain certain distribution minimums in order to retain their exclusive rights. The Company plans to expand its ophthalmic sales force both by enlarging its domestic sales force, either internally or through acquisition, and by acquiring or engaging additional international manufacturing representatives. The Company has recently entered into an agreement to acquire the operations and assets of EyeSys in preparation of the establishment of increased international distribution. See "--Overview."

    In the surgical market, the Company intends to form strategic alliances in any specialty area where the partner has an established presence in the market selling to either the physician or the hospital. The Company has entered into such a strategic alliance with Nippon Shoji Kaisha, Ltd. ("NSK"), which is one of the leading suppliers of sutures in the Pacific Rim pursuant to an Exclusive Marketing Agreement. Under this agreement, Proclosure granted to NSK, in exchange for a license fee, the exclusive rights to market and distribute the Polaris Nd:YAG laser in Japan, China and Taiwan. In addition, under this agreement the Company granted to NSK an option to manufacture the Polaris, which if exercised would require NSK to pay the Company a $1.5 million fee and royalties. NSK has not yet indicated whether it intends to manufacture these products. There can be no assurance that the Company will receive any payments under this agreement.

    No customer accounted for more than 10% of net sales in fiscal 1997. Sales in fiscal 1996 to one customer, Rockford Industries, Inc., a leasing company, accounted for approximately 10% of the Company's net sales for that year. Sales in fiscal 1995 to LaserSight Centers, Inc., accounted for approximately 11% of the Company's net sales for that year.

    CUSTOMER SERVICE AND SUPPORT

    The Company is seeking to create a group of loyal customers by focusing on customer service, quality and reliability. In addition to its educational courses, the Company performs a complete installation of its lasers and trains the customers' staff in its proper use. Educational videos and papers are available upon request. The Company conducts service training courses for the representatives of its distributors. Prior to shipping, every laser is subjected to an extensive battery of quality control tests. The Company generally provides a one year warranty with all lasers and extended warranties are available at an additional cost. The Company ordinarily provides service within one business day to all of its customers in the United States. An owner is either sent a loaner laser by overnight carrier or a service representative visits the owner to repair the unit. International service is provided either by the foreign distributor or by return of the laser to the Company. The Company has experienced and may continue to experience difficulties in providing prompt and cost-effective service of its medical lasers in foreign countries.

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

    The medical laser industry in particular is also subject to intense competition and rapid technological changes. The Company believes that there are approximately 30 competitors in different sectors of the medical laser industry. The Company believes that the principal competitive factors for medical laser products are the products' technological capabilities, proven clinical ability, patent protection, price and scope of regulatory approval, as well as industry expert endorsements. Many conventional laser systems target one particular application, while the Company's Er:YAG system is designed to perform in multiple therapeutic applications. The Company's self-contained units are significantly smaller than competitive surgical models, have internal cooling devices and are powered primarily by dedicated readily available 110 volt lines instead of the 220 volt lines used by most surgical solid state lasers. The specialized menu-driven system software utilized in the Company's lasers also enhances safety and ease of use of the lasers.

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

SEASONALITY

    To date, the Company's revenues have typically been significantly higher in the second and fourth calendar quarters. This seasonality reflects the timing of major medical and dental industry trade shows in these quarters, significantly reduced sales during the summer and the effect of year end tax planning influencing the purchasing of capital equipment for depreciation during the fourth calendar quarter. Although revenues during the summer of 1996 did not follow this historical pattern, the Company expects that this seasonality will continue indefinitely.

RESEARCH AND DEVELOPMENT

    In the past three fiscal years, the Company has invested approximately $4.5 million in research and development programs. The Company's research and development programs have capitalized on the research and development activities conducted by Pfizer Laser wherein that company identified key military and aerospace technologies and adapted these technologies to portable, efficient, solid-state laser products that were modular in nature. This investment in research and development has resulted in the development of 20 models of lasers, reusable accessories such as smoke evacuators and irrigation aspiration systems, more than 1,000 types of custom delivery systems and approximately 20 types of surgical tips and accessories.

    In order to maintain its technological advantage, the Company must continue to invest in new product development. The Company seeks to augment its funding of research and development through government grants. The Company has been awarded a Phase II SBIR grant of $750,000, substantially all of which has been drawn to fund additional research and clinical trials regarding laser emulsification of cataracts. The Company has also applied for new Phase I research grants related to dentistry, orthopedics, tissue melding, and ophthalmology. No assurance can be given that the Company will be awarded any of these potential government grants.

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

PATENTS AND PATENT APPLICATIONS

    Patent protection is an important part of the Company's business strategy, and the Company's success depends, in part, on its ability to maintain patents and trade secret protection and on its ability to operate without infringing on the rights of third parties. The Company has sought to protect its unique technologies and clinical advances through the use of the patent process. Patent applications filed in the United States are frequently also filed in selected foreign countries. The Company focuses its efforts on filing only for those patents which the Company believes will provide it with key defensible features instead of filing for all potential minor device features. In the United States, the Company holds 20 patents which expire at various times throughout approximately the next 7-17 years, and has an additional 14 pending patent applications, including divisional applications. In addition, the Company holds 13 foreign patents including two utility model patents and has at least 44 foreign patent applications. The Company also has a nonexclusive license to a number of basic laser technologies which are commonly licensed on such basis in the laser industry.

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

GOVERNMENT REGULATION

    FDA REGULATION

    The lasers that are manufactured by the Company are regulated as medical devices by the FDA under the FDC Act. Satisfaction of applicable regulatory requirements may take several years and requirements vary substantially based upon the type, complexity and novelty of such devices as well as the clinical procedure. Pursuant to the FDC Act and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or approval for devices, recommendations by the FDA that the Company not be allowed to enter into government contracts, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

    The FDA classifies medical devices in commercial distribution into one of three classes: Class I, II or Ill. This classification is based on the controls the FDA deems necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are subject to general control (e.g., labeling, premarket notification and adherence to applicable requirements for Good Manufacturing Practices or cGMPs) and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). Lasers typically are classified as Class II devices, but the FDA may classify certain indications or technologies into Class III and require a premarket approval application ("PMA").

    If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a PMA, the manufacturer or distributor may seek FDA clearance for the device by filing a Section 510(k) premarket notification. If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to another legally marketed device, the manufacturer or distributor will have to seek premarket approval for the proposed device. A 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including test results or the results of clinical studies in humans. A PMA would have to be submitted and be supported by extensive data, including preclinical and clinical study data, to prove the safety and effectiveness of the device. There can be no assurance that some of the Company's products will not require the more rigorous and time consuming PMA approval, including laser uses for vasovasotomy or other tissue melding procedures, cavity preparation, cosmetic surgery, sclerostomy and lens emulsification, among others.

    If human clinical studies of a proposed device are required, whether for a 510(k) or a PMA, and the device presents a "significant risk," the manufacturer or the distributor of the devices will have to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. Submission of an IDE does not give assurance that FDA will approve the IDE and, if it is approved, there can be no assurance that the FDA will determine that the data derived from these studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical studies are permitted to charge for those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Clinical studies of nonsignificant risk devices may be performed without prior FDA approval, but various regulatory requirements still apply, including the requirement for approval by an IRB, conduct of the study according to applicable portions of the IDE regulations, and prohibitions against commercialization of an investigational device.

    The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting premarket clearance for the device. The FDA has no specific time limit by which it must respond to a 510(k) premarket notification. The FDA has recently been requiring more rigorous demonstration of substantial equivalence in connection with 510(k) notifications and the review time can take four to 12 months or longer for a 510(k). If a PMA submission is filed, the FDA has by statute 180 days to review it; however, the review time is often extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's good manufacturing practice requirements prior to approval of a PMA.

    Devices are cleared by 510(k) or approved by PMA only for the specific intended uses claimed in the submission and agreed to by the FDA. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Marketing or promotion of products for medical applications other than those that are cleared or approved could lead to enforcement action by the FDA.

    There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances for its products on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future requirements would have a material adverse effect on the Company's business, financial condition and results of operations. FDA or other governmental approvals of products developed by the Company in the future may require substantial filing fees which could limit the number of applications sought by the Company and may entail limitations on the indicated uses for which such products may be marketed. In addition, approved or cleared products may be subject to additional testing and surveillance programs required by the FDA and other regulatory agencies, and product approvals and clearances could be withdrawn for failure to comply with regulatory standards or by the occurrence of unforeseen problems following initial marketing.

    REGULATORY STATUS OF PRODUCTS

    The Company has received 510(k) clearance to market the following lasers in an aggregate of more than 100 specialty areas: CO(2) (four models: 10W, 20W, 35W, 65W); Nd:YAG (four models: 20W, 40W, 60W, 100W); Ho:YAG (one model); Er:YAG (two models); 1.32m Nd:YAG (two models: 15W, 25W); .532m Nd:YAG (one model); Argon (two models); diode (four models); Nd:YAG/Er:YAG combination laser (one model). Each of these lasers has clearances in multiple specialty areas. The Company also has received 510(k) clearance to market sculptured fiber contact tip fibers, bare fibers, TouchTIPS, AngleTIPS and focusing tips for all cleared wavelengths of the Company's lasers as well as argon lasers. If a device for which the Company has already received 510(k) premarket clearance is changed or modified in design, components, method of manufacture or intended use, such that the safety or effectiveness of the device could be significantly affected, a new 510(k) premarket notification is required before the modified device can be marketed in the United States. The Company has made modifications to certain of its products which the Company believes do not require the submission of new 510(k) notifications. However, there can be no assurance that the FDA will agree with the Company's determinations and not require the Company to discontinue marketing one or more of the modified devices until they have been cleared by the FDA. There also can be no assurance that any such clearance of modifications would be granted should clearance be necessary.

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

    ADDITIONAL REGULATORY REQUIREMENTS

    Any products manufactured or distributed by the Company pursuant to a 510(k) premarket clearance notification or PMA are or will be subject to pervasive and continuing regulation by the FDA. The FDC Act also requires the Company to manufacture its products in registered establishments and in accordance with current cGMP regulations, which include testing, control and documentation requirements. The Company must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury. The Company's facilities in the United States are subject to periodic inspections by the FDA. The FDA may require postmarketing surveillance with respect to the Company's products. The export of medical devices is also subject to regulation in certain instances.

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

    Although the Company believes that it currently complies and will continue to comply with the applicable regulations regarding the manufacture and sale of medical devices, such regulations are always subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in law, regulations, review guidelines or administrative interpretations by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company's business, financial condition and results of operations. In addition to the foregoing, the Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's ability to conduct business.

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

MANUFACTURING AND MATERIALS

    Manufacturing consists of component assembly and systems integration of electronic, mechanical and optical components and modules. The Company's product costs are principally related to the purchase of raw materials while labor and overhead have been reduced due to the use of customized tooling and automated test systems. The Company believes that its customized tooling and automated systems improve quality and manufacturing reliability resulting in lower overall manufacturing costs. The Company believes that these systems will allow the Company to expand production rapidly.

    The Company purchases certain raw materials, components and subassemblies included in the Company's products from a limited group of qualified suppliers and does not maintain long-term supply contracts with any of its key suppliers. While multiple sources of supply exist for most critical components used in the laser and fiberoptic delivery systems, the disruption or termination of these sources could have a material adverse effect on the Company's business and results of operations. Vendor delays or quality problems could also result in production delays of up to six months as several components have long production lead times. These long lead times, as well as the need for demonstration units, require a significant portion of working capital to fund inventory growth. The Company has in the past experienced and may continue to experience shortages in raw materials and certain supplies.

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

BACKLOG OF ORDERS

    At the end of fiscal 1997, the Company had a backlog of orders of approximately $2,000,000, compared with the end of fiscal 1996 when the Company's backlog of orders was negligible. The Company's backlog of orders has increased substantially in both the dental and ophthalmic market segments during the first quarter of fiscal 1998. The Company expects to build and ship all of these orders within the current fiscal year. There can be no assurance that any of such orders will not be cancelled by the customer prior to shipment by the Company.

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

EMPLOYEES

    As of May 15, 1997, the Company employed 47 people, 2 of whom are employed on a part-time basis. None of these employees are represented by a union. Eleven employees perform sales, marketing and customer support activities. The remaining employees perform manufacturing, financial, administration, regulatory, research and development and quality control activities. The Company also engages the services of many independent contractors and temporary personnel. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

    The Company leases approximately 28,000 square feet in one facility in Irvine, California pursuant to a lease which expires in December 2000. This facility contains the Company's executive offices, service center and manufacturing space. The Company is required to lease an additional 13,000 square feet in the same facility commencing in January 1999, or on such earlier date that the adjoining tenant's lease terminates. While the Company believes that its manufacturing and administrative facilities are adequate to satisfy the Company's needs through at least 2000, it may need to lease additional clean room facilities in the future.

ITEM 3.  LEGAL PROCEEDINGS.

    In March 1994, the Company instituted litigation (the "Fiber Litigation") in the U.S. District Court, Central District of California, against Infrared Fiber Systems, Inc., a Delaware corporation ("IFS") which contracted to supply optical fiber to the Company for the Company's Er:YAG laser. Two of IFS's senior officers are also named as defendants. The Company's complaint in this matter alleges that IFS and two of its officers made misrepresentations to the Company and that IFS breached its agreement to supply fibers and certain warranties concerning the quality of the fiber to be provided. The Company is seeking damages and an injunction requiring IFS to subcontract the production of optical fiber to a third party, as provided in the supply agreement. In April 1994, IFS filed a general denial and a cross-complaint against the Company alleging breach of contract and intentional interference with prospective economic advantage, seeking compensatory damages "in excess of $500,000," punitive damages and a judicial declaration that the contract has been terminated and that IFS is free to market its fibers to others. In September 1996, IFS filed a new cross-complaint alleging the same causes of action and seeking substantially the same relief in the Orange County California Superior Court. The Company has filed an answer to the complaint, denying the allegations and asserting several affirmative defenses.

    IFS has agreed to license certain fiber technologies, to which the Company claims exclusive license rights, to Coherent, Inc. ("Coherent"), a competitor of the Company. Coherent joined the above federal litigation on behalf of IFS, seeking a declaration that IFS had the legal right to enter into this license and supply the fiber covered by that agreement, and then subsequently filed a new complaint in the Orange County California Superior Court for declaratory relief, seeking an order that the Company's original agreement with IFS applies only to a specific type of optical fiber. The Company has answered this complaint.

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

    In July 1996, the court in the California state court action granted demurrers by Westinghouse and the employee of Westinghouse to all causes of action against them, as well as all but one of the Company's claims against Coherent. As a result, the claims that were the subject of the granted demurrers have been dismissed, subject to the Company's right to appeal. The Company has filed an appeal of these decisions and briefs have been submitted. No date has been set for a hearing of this appeal. No trial date has been set as to the remaining outstanding causes of action.

    The Company is involved in various disputes and other lawsuits from time to time arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of the IFS litigation, disputes and other lawsuits may adversely affect the Company. It is the opinion of management that the outcome of such matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company's annual meeting of shareholders was held on March 31, 1997. Two matters were to be submitted to a vote of security holders at such meeting: the election of the Board of Directors and the approval and adoption of a Stock Option Plan. A quorum was not obtained and as a result, no vote was taken.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Class A Common Stock, Class A Warrants and Class B Warrants are listed on the Nasdaq National Market under the symbols "PLSIA," "PLSIW" and "PLSIZ," respectively. Prior to May 1, 1995, such securities were listed on the Nasdaq SmallCap Market under the same symbols. The Company's Units currently trade on the Nasdaq SmallCap Market under the symbol "PLSIU." Each Unit consists of one share of Common Stock, one Class A Warrant and one Class B Warrant.

    The following table sets forth, for the quarters indicated, the high and low bid prices of the Company's securities on the Nasdaq SmallCap Market, and the high and low closing sale prices per share of the Common Stock, Class A Warrants and Class B Warrants on the Nasdaq National Market. These prices are as reported on the Nasdaq SmallCap Market through April 30, 1995, and as reported on the Nasdaq National Market (for Common Stock, Class A Warrants and Class B Warrants only) thereafter. The Units continue to trade on the Nasdaq SmallCap Market.

                                                                  CLASS A
                                                               COMMON STOCK                 CLASS A             CLASS B
                                                                                           WARRANTS             WARRANTS
                                                               ------------        -------------------------  ------------
                                                             HIGH         LOW         HIGH          LOW           HIGH
                                                            -----         ---      -----------     -----         -----
FISCAL YEAR ENDED MARCH 31, 1996:
  First Quarter*........................................          63/4         33/4         25/16          63/64          3/4
  Second Quarter........................................          7           55/8         21/2         13/4          2
  Third Quarter.........................................          61/8         5           31/8         11/2          23/8
  Fourth Quarter........................................          85/8         37/8         43/4         13/4         3
FISCAL YEAR ENDED MARCH 31, 1997:
  First Quarter.........................................         103/4         8           77/8         37/8          35/8
  Second Quarter........................................          9           61/8         57/8         3             23/4
  Third Quarter.........................................          77/8         5           47/8         2             21/16
  Fourth Quarter........................................          81/8         53/16         49/16         2          111/16


                                                                                 UNITS
                                                                        ------------------------
                                                              LOW           HIGH         LOW
                                                             -----         ------       -----
FISCAL YEAR ENDED MARCH 31, 1996:
  First Quarter*........................................           25/32        101/8         53/4
  Second Quarter........................................          11/2         101/8          91/4
  Third Quarter.........................................          13/8         101/8          83/4
  Fourth Quarter........................................          15/8         16             73/4
FISCAL YEAR ENDED MARCH 31, 1997:
  First Quarter.........................................          21/8         213/4         15
  Second Quarter........................................          13/8         171/2         101/4
  Third Quarter.........................................           13/16        151/2         8
  Fourth Quarter........................................           27/32        1515/16         8

------------------------

 * For April 1 through April 30, 1995, the high and low bid prices of the Common Stock, Class A Warrants and Class B Warrants were $5.00 and $3.50, $1.00 and $0.935, and $0.75 and $0.50, respectively.

    On January 31, 1997, the Company issued 159,787 shares of its Class A Common Stock to RSS, LLC, a Kansas limited liability company ("RSS") pursuant to a Joint Venture Agreement between the Company, RSS, LLC and Data.Site, LLC. Pursuant to this agreement, RSS transferred to the Company an undivided 30% interest in all of its intangible assets. The assets of RSS were ultimately transferred to Data.Site, in which the Company and RSS were issued a 51% and 49% interest, respectively. The Company's issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933.

    In March 1997, the Company granted options to purchase an aggregate of 1,033,000 shares of its Class A Common Stock to certain employees and directors pursuant to its 1997 Stock Option Plan. Such grants are not considered to be sales of securities under the federal securities laws.

    In addition, in June, 1996, in connection with its Credit Facility with Silicon Valley Bank (the "Credit Facility"), the Company issued to Silicon Valley Bank warrants to purchase up to 9,756 shares of Class A Common Stock at an exercise price of $10.25 per share. The Company's issuance of warrants in connection with its Credit Facility were exempt from registration under Section 4(2) of the Securities Act of 1933.

    On May 13, 1997, the last reported sale price for the Company's Common Stock, Class A Warrants and Class B Warrants on the Nasdaq National Market was $11.75, $9.25 and $3.94, respectively. The closing bid price for the Company's Units on the Nasdaq SmallCap Market as of May 14, 1997 was $21.50. As of May 15, 1997, the approximate number of holders of record of the Common Stock, Class A

Warrants, Class B Warrants, Class E-1 Common Stock and Class E-2 Common Stock were 247, 20, 18, 326 and 326, respectively. There is no public market for the Company's Class E-1 and Class E-2 Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA
                                  (HISTORICAL)

    The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed financial statements and notes thereto of the Company included herein. The balance sheet and statement of operations data for the periods ended March 31, 1994, 1995, 1996 and 1997, as well as statement of operations data for the nine months ended March 31, 1993, have been derived from the Company's financial statements, audited by Price Waterhouse LLP, independent accountants. The report of Price Waterhouse LLP with respect to such financial statements contains an explanatory paragraph that describes uncertainty as to the ability of the Company to continue as a going concern. The selected financial data for the year ended March 31, 1997 was derived from the Company's financial statements audited by Ernst & Young LLP. The following information should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                 NINE MONTHS
                                                 ENDED MARCH
                                                     31,                  FISCAL YEAR ENDED MARCH 31,
                                                 ------------  --------------------------------------------------
                                                   1993(1)        1994         1995         1996         1997
                                                 ------------  -----------  -----------  -----------  -----------
SELECTED STATEMENT OF OPERATIONS DATA:
  Net sales....................................   $1,527,457   $ 2,079,335  $ 1,249,403  $ 1,704,390  $ 5,530,861
  Cost of sales................................    1,053,180     1,753,352    1,298,420    3,324,757    3,968,539
                                                 ------------  -----------  -----------  -----------  -----------
  Gross profit (loss)..........................      474,277       325,983      (49,017)  (1,620,367)   1,562,322
  Selling and marketing expenses...............    1,261,571     1,087,461    1,035,863    1,308,767    2,406,010
  Research and development expenses............      647,810       678,279    1,035,705    1,213,471    1,563,228
  General and administrative expenses..........      574,676     1,322,888    1,747,090    1,709,327    1,736,184
  Write-off of investment in Mattan............       --           --           --           --           881,010
  Termination of strategic alliance with IBC...       --           --           --           --           331,740
  In-process research and development acquired
    in the Data.Site acquisition...............       --           --           --           --           250,000
                                                 ------------  -----------  -----------  -----------  -----------
  Loss from operations.........................   (2,009,780)   (2,762,645)  (3,867,675)  (5,851,932)  (5,605,850)
  Interest (expense) income....................     (201,697)     (434,851)    (322,540)      99,037       15,493
                                                 ------------  -----------  -----------  -----------  -----------
  Loss before extraordinary items..............   (2,211,477)   (3,197,496)  (4,190,215)  (5,752,895)  (5,590,357)
  Extraordinary gain from extinguishment of
    indebtedness...............................       --           --           381,730      --           --
                                                 ------------  -----------  -----------  -----------  -----------
  Net loss.....................................   $(2,211,477) $(3,197,496) $(3,808,485) $(5,752,895) $(5,590,375)
                                                 ------------  -----------  -----------  -----------  -----------
                                                 ------------  -----------  -----------  -----------  -----------

                                                 NINE MONTHS
                                                 ENDED MARCH
                                                     31,                  FISCAL YEAR ENDED MARCH 31,
                                                 ------------  --------------------------------------------------
                                                   1993(1)        1994         1995         1996         1997
                                                 ------------  -----------  -----------  -----------  -----------
SELECTED PER SHARE DATA:
  Loss per share before extraordinary
    item(2)....................................       --       $     (2.45) $     (1.59) $     (1.26) $      (.96)
  Extraordinary gain from extinguishment of
    indebtedness                                                   --               .15
                                                 ------------  -----------  -----------  -----------  -----------
  Net loss per share...........................       --       $     (2.45) $     (1.44) $     (1.26) $      (.96)
                                                 ------------  -----------  -----------  -----------  -----------
                                                 ------------  -----------  -----------  -----------  -----------
  Weighted average shares outstanding(3).......       --         1,288,751    2,584,722    4,556,959    5,833,326

                                                                           AT MARCH 31,
                                                 ----------------------------------------------------------------
                                                   1993(1)        1994         1995         1996         1997
                                                 ------------  -----------  -----------  -----------  -----------
SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents(4).................                $   308,764  $ 5,888,237  $    35,463  $   173,610
  Working capital(4)...........................                  1,287,587    6,756,149    5,818,492    8,018,616
  Total assets(5)..............................    7,459,161    12,325,029   16,883,975   15,674,568   19,320,611
  Long-term debt(5)............................    1,564,507     4,303,890      --           --            49,356
  Shareholders' equity(4)......................                  6,022,174   15,002,260   13,797,046   16,631,710

------------------------------
(1) The Company changed its fiscal year end from June 30 to March 31, commencing with the fiscal year ended March 31, 1993. Accordingly, the fiscal year ended March 31, 1993 was a nine-month period.

(2) The effect on net loss per common share of the conversion of the Company's debentures was to reduce historical net loss by $37,500 and $67,995 and to increase weighted average shares outstanding by 76,875 shares and 321,099 shares for the fiscal years ended March 31, 1994 and 1995, respectively. Net loss per common share was computed based on the weighted average number of the Company's common shares outstanding during the fiscal years ended March 31, 1995 and 1994 after giving retroactive adjustment for recapitalization and conversion of debentures into Units upon completion of the Company's initial public offering.

(3) Does not include shares of Class E-1 or Class E-2 Common Stock, which are subject to cancellation in certain circumstances.

(4) These amounts are unavailable at March 31, 1993.

(5) Total assets and long-term debt amounts at March 31, 1993 are unaudited. Amounts for long-term debt at March 31, 1994 include $285,000 in mandatorily redeemable warrants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

    After the Company's initial public offering in December 1994 (the "IPO"), the Company increased its inventory, acquired the distribution rights to two new dental lasers and, in December 1995, expanded its dental sales force. In September and November 1995, the Company acquired rights to market and distribute the Arago and MOD argon lasers, respectively, for dental applications, and in February 1996, the Company introduced and began shipping its Aurora diode laser for soft tissue dental applications. The Company completed a secondary offering in October 1996. In 1997, it formed a joint venture named "Data.Site," with Kansas City-based Refractive Surgical Services for the purposes of providing ophthalmic data collection and outcomes analysis. In April 1997, the Company entered into an agreement to acquire EyeSys Technologies, Inc., which is a leading developer and supplier of corneal topography (diagnostic imaging) systems with an installed base of more than 3,500 systems worldwide. As of the date of this report, this transaction has not yet been completed. No assurance can be given that the transactions contemplated by such agreement will be consummated.

    While the Company has received FDA clearance to market laser products covering a variety of medical applications, to date the Company has focused its research, development and marketing efforts on a limited number of products or applications (principally specific dental and more recently, ophthalmic applications). As future resources permit, the Company may introduce certain products for applications for which it already has all necessary approvals or may seek strategic alliances to develop, market and distribute such products.

    The Company has recorded operating losses in each of the fiscal years since its formation, resulting principally from substantial costs incurred in research and development activities and obtaining regulatory approvals, together with the absence of significant revenues to date and limited commercial sales of its products.

RESULTS OF OPERATIONS

    FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31,
     1996

    Net sales increased 225% to $5,531,000 for the year ended March 31, 1997 ("fiscal 1997") from $1,704,000 for the year ended March 31, 1996 ("fiscal 1996"). This increase was primarily attributable to an increase in sales to the dental market of the Aurora diode laser and argon lasers which were introduced in the latter half of fiscal 1996. Ophthalmic sales also increased significantly as the Er:YAG was purchased by key ophthalmic industry leaders in several countries. Sales during the last two quarters of fiscal 1997 were adversely affected by a disruption in the supply of the Company's Arago argon laser and vendor supply problems with the MOD argon laser.

    Cost of sales increased 19% to $3,969,000 in fiscal 1997 from $3,325,000 in fiscal 1996, due to an increase in sales.

    Selling and marketing expenses increased 84% to $2,406,000 in fiscal 1997 from $1,309,000 in fiscal 1996. This increase was primarily attributable to increased commissions and associated selling expenses, expenses associated with attendance at two ophthalmic shows and from the consolidation of the Company's expenses with those of Data.Site.

    Research and development expenses increased 29% to $1,563,000 in fiscal 1997 from $1,213,000 in fiscal 1996. This increase resulted primarily from increases in research and development personnel at the Company, partially offset by a $450,000 payment received by the Company under a Small Business

Innovative Research ("SBIR") grant. The Company also recognized $190,000 as a research and development expense from the issuance of stock options to clinical evaluators and medical directors.

    General and administrative expenses increased 2% to $1,736,000 in fiscal 1997 from $1,709,000 in fiscal 1996. This increase was partially due to $75,000 of additional expenses from the consolidation of Data.Site.

    Net interest income decreased to $15,000 in fiscal 1997 from $99,000 in fiscal 1996. This reduction reflected the Company's limited cash balances prior to the completion of its secondary offering in October 1996.

    In fiscal 1997, the Company wrote off its investment in Mattan of $881,000 when the Mattan shares ceased being traded on the public market. In addition, the Company expensed $250,000 of in-process research and development incurred in connection with the formation of Data.Site. During the year the Company also wrote off $332,000 as a settlement of its joint marketing relationship with International Biolaser Corporation ("IBC") since it is unlikely that IBC will repay its debt to the Company.

    FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31,
     1995

    Net sales increased 36% to $1,704,000 in fiscal 1996 from $1,249,000 for the year ended March 31, 1995 ("fiscal 1995"). This increase was primarily attributable to an increase of $723,000 in sales to the dental market, related principally to the introduction of three new products in the latter half of fiscal 1996, the Aurora diode laser, the Arago argon laser and the MOD argon laser. This increase was partially offset by a decrease in sales to the surgical market of approximately $200,000, largely due to a decline in the demand for the Company's 10 and 20 watt CO(2) lasers, which are nearing the end of their product life cycle. The Company has recently experienced supply difficulties with its Arago and MOD argon lasers.

    Cost of sales increased 156% to $3,325,000 in fiscal 1996 from $1,298,000 in fiscal 1995. This increase in the cost of sales was due primarily to (i) a write-down of approximately $848,000 principally attributed to the Company's CO(2) lasers and accessories obtained in the acquisition of Pfizer Laser, and Nd:YAG lasers and accessories, which lasers were developed prior to March 31, 1992 and are nearing the end of their product life cycle, (ii) the underabsorption of manufacturing costs due to low production volumes due in part to the unavailability of certain key components which require long lead-times for delivery, coupled with an increase in the number of manufacturing employees during fiscal 1996 from 12 to 17 employees resulting in an increase in payroll expense of approximately $280,000, and (iii) increased costs associated with higher sales volumes in fiscal 1996. Cost of sales for fiscal 1996 also included a fee of $122,000 to a third party pursuant to the Company's manufacturing arrangement relating to the MOD argon laser.

    Selling and marketing expenses increased 26% to $1,309,000 in fiscal 1996 from $1,036,000 in fiscal 1995. This increase was primarily attributable to marketing efforts related to the Company's dental products, which included a $219,000 expense related to the appointment of more than 25 new manufacturer's representatives during the third quarter, and associated expenses including training, promotional costs and commissions.

    Research and development expenses increased 17% to $1,213,000 in fiscal 1996 from $1,036,000 in fiscal 1995. This increase resulted primarily from increases in outside industrial and software design services of approximately $305,000, and expenses of approximately $196,000 associated with the development of new laser products. This increase was partially offset by a $175,000 reduction in clinical studies expense, due to the completion of the Company's dental hard tissue clinical trials and a $250,000 payment received by the Company under a SBIR grant.

    General and administrative expenses decreased 2% to $1,709,000 in fiscal 1996 from $1,747,000 in fiscal 1995. This decrease was the result of a reduction of legal expenses associated with the Fiber Litigation, partially offset by increases associated with becoming a public company. In 1995, the Company incurred legal expenses of approximately $400,000 in connection with the Fiber Litigation. Future legal expenses related to the Fiber Litigation (not including out-of-pocket expenses) are expected to be limited in accordance with the Company's agreement with its legal counsel, although if the litigation is successful, counsel will be entitled to certain contingency fees.

    Net interest income increased to $99,000 in fiscal 1996 from net interest expense of $323,000 on fiscal 1995, reflecting the investment of the Company's remaining net proceeds from its IPO and the repayment in December 1994 of a significant portion of the Company's outstanding debt. Net loss increased 51% to $5,753,000 in fiscal 1996 from $3,808,000 in fiscal 1995. This increase was principally attributable to increases in cost of sales, selling and marketing expenses and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including an initial public offering in December 1994 and a secondary public offering in October 1996, revenues from operations and the proceeds from an SBIR grant. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

    At March 31, 1997, the Company had cash and short-term investments of $5,192,000 and its working capital was $8,019,000. This represents an increase from March 31, 1996, when the Company had a minimal cash balance. The increase in cash and short-term investments was the result of the secondary offering of securities completed in October 1996.

    At March 31, 1997, the Company's indebtedness consisted of a $800,000 balance on its Silicon Valley line of credit, $57,000 in capital lease obligations and $24,000 in a note payable.

    The Company's Credit Facility with Silicon Valley Bank permits borrowings of up to $1,000,000. Borrowings under the Credit Facility are secured by a Certificate of Deposit pledged to Silicon Valley Bank by the Company pursuant to a Pledge Agreement and bear an interest rate equal to the prime rate of interest, as announced by Silicon Valley Bank, and are due and payable in February 1998. As of March 31, 1997, total borrowings under this agreement were $800,000. In connection with the Credit Facility, the Company issued to such lender warrants to purchase up to 9,756 shares of the Company's Class A Common Stock at an exercise price equal to $10.25 per share.

    At March 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $20,400,000 which will begin to expire in fiscal 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of the Company's net operating loss carryforwards to offset future income may be limited.

    From the end of fiscal 1997 through May 22, 1997, the Company has received approximately $19,108,000 from the exercise of approximately 1,401,000 Class A Warrants and approximately 1,251,000 Class B Warrants. As a result of such exercises, the Company has issued an additional 1,401,000 Class B Warrants and 2,652,000 shares of Class A Common Stock.

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

GOVERNMENT GRANTS

    The Company has been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Substantially all of this grant has been drawn for such purposes. The remainder of the grant can be drawn over the next six months upon the achievement of specified criteria.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's financial statements, including notes thereto, at March 31, 1997 and 1996 and for the years ended March 31, 1997, 1996 and 1995 follow.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Premier Laser Systems, Inc.

    We have audited the accompanying consolidated balance sheet of Premier Laser Systems, Inc. as of March 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Laser Systems, Inc. at March 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        ERNST & YOUNG LLP

Orange County, California

May 1, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and the Shareholders of
Premier Laser Systems, Inc.

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP

Costa Mesa, California
May 17, 1996

                          PREMIER LASER SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                               MARCH 31
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $     173,610  $      35,463
  Short-term investments...........................................................      3,968,288      4,547,377
  Restricted cash..................................................................      1,050,000       --
  Accounts receivable, net of an allowance for doubtful accounts of $387,263 and
    $154,677 in 1997 and 1996, respectively........................................      1,718,312        508,315
  Inventories......................................................................      2,964,632      2,185,355
  Prepaid expenses and other current assets........................................        783,319        419,504
                                                                                     -------------  -------------
Total current assets...............................................................     10,658,161      7,696,014
Property and equipment, net........................................................        780,945        493,942
Intangible assets, net.............................................................      7,875,028      7,353,462
Other assets.......................................................................          6,477        131,150
                                                                                     -------------  -------------
Total assets.......................................................................  $  19,320,611  $  15,674,568
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................................................  $   1,217,256  $   1,208,219
Line of credit.....................................................................        800,000       --
Notes payable to Pfizer............................................................       --              481,195
Accrued compensation and related costs.............................................        318,000         96,132
Other accrued liabilities..........................................................        272,369         91,976
Note payable and current portion of capital lease obligations......................         31,920       --
                                                                                     -------------  -------------
Total current liabilities..........................................................      2,639,545      1,877,522
Capital lease obligations, net of current portion..................................         49,356       --
Commitments and contingencies
Shareholders' equity
  Preferred stock, no par value:
    Authorized shares--8,850,000
    Issued and outstanding shares--none                                                   --             --
  Common stock, Class A, no par value:
    Authorized shares--35,600,000
    Issued and outstanding shares--7,313,841 at March 31, 1997 and 4,702,203 at
      March 31, 1996...............................................................     27,320,449     16,317,376
  Common stock, Class E-1, no par value:
    Authorized shares--2,200,000
    Issued and outstanding shares--1,257,178 at March 31, 1997 and 1,256,818 at
      March 31, 1996...............................................................      4,769,878      4,769,878
  Common stock, Class E-2, no par value:
    Authorized shares--2,200,000
    Issued and outstanding shares--1,257,178 at March 31, 1997 and 1,256,818 at
      March 31, 1996...............................................................      4,769,878      4,769,878
  Warrants and options.............................................................      3,978,276      2,889,961
  Unrealized holding gain on short-term investments................................       --            3,666,367
  Accumulated deficit..............................................................    (24,206,771)   (18,616,414)
                                                                                     -------------  -------------
Total shareholders' equity.........................................................     16,631,710     13,797,046
                                                                                     -------------  -------------
Total liabilities and shareholders' equity.........................................  $  19,320,611  $  15,674,568
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            SEE ACCOMPANYING NOTES.

                          PREMIER LASER SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED MARCH 31
                                                                       -------------------------------------------
                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Net sales............................................................  $   5,530,861  $   1,704,390  $   1,249,403
Cost of sales........................................................      3,968,539      3,324,757      1,298,420
                                                                       -------------  -------------  -------------
Gross profit (loss)..................................................      1,562,322     (1,620,367)       (49,017)
Selling and marketing expenses.......................................      2,406,010      1,308,767      1,035,863
Research and development expenses....................................      1,563,228      1,213,471      1,035,705
General and administrative expenses..................................      1,736,184      1,709,327      1,747,090
Write off of investment in Mattan Corporation........................        881,010       --             --
Termination of strategic alliance with IBC...........................        331,740       --             --
In-process research and development acquired in the Data.Site
  acquisition........................................................        250,000       --             --
                                                                       -------------  -------------  -------------
Loss from operations.................................................     (5,605,850)    (5,851,932)    (3,867,675)
Interest income (expense), net.......................................         15,493         99,037       (322,540)
                                                                       -------------  -------------  -------------
Loss before extraordinary item.......................................     (5,590,357)    (5,752,895)    (4,190,215)
Extraordinary gain from extinguishment of indebtedness...............       --             --              381,730
                                                                       -------------  -------------  -------------
Net loss.............................................................  $  (5,590,357) $  (5,752,895) $  (3,808,485)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Net loss per share...................................................  $       (0.96) $       (1.26)
                                                                       -------------  -------------
                                                                       -------------  -------------
Shares used in the computation of net loss per share.................      5,833,326      4,556,959
                                                                       -------------  -------------
                                                                       -------------  -------------
Pro forma net loss per share (unaudited):
  Loss before extraordinary items....................................                                $       (1.59)
  Extraordinary gain from extinguishment of indebtedness.............                                         0.15
                                                                                                     -------------
  Net loss...........................................................                                $       (1.44)
                                                                                                     -------------
                                                                                                     -------------
Shares used in computation of pro forma net loss per share...........                                    2,584,722
                                                                                                     -------------
                                                                                                     -------------

                            SEE ACCOMPANYING NOTES.

                          PREMIER LASER SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                  COMMON STOCK             COMMON STOCK            COMMON STOCK
                                                     CLASS A                CLASS E-1               CLASS E-2
                                             -----------------------  ----------------------  ----------------------   CLASS A
                                               SHARES      AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT     WARRANTS
                                             ----------  -----------  ----------  ----------  ----------  ----------  ----------
Balance at March 31, 1994..................   1,432,636  $ 5,372,022   1,268,488  $4,756,528   1,268,488  $4,756,528  $   --
  Exercise of common stock options.........       4,936        2,848       3,011       1,081       3,011       1,081      --
  Common stock issued in lieu of cash
    payments...............................       1,635       13,046       1,447      11,552       1,447      11,552      --
  Common stock forfeited due to cessation
    of employment..........................      (7,798)     (20,124)     (6,905)    (17,818)     (6,905)    (17,818)     --
  Warrants issued in connection with
    private placement units................      --          --           --          --          --          --          --
  Repurchase of common stock...............     (17,681)      (6,910)    (15,752)     (6,119)    (15,752)     (6,119)     --
  Initial public offering of units, net
    proceeds...............................   2,400,000    7,633,504      --          --          --          --       1,622,222
  Conversion of warrants...................      --          --           --          --          --          --         186,000
  Conversions of certain related party
    notes and associated accrued
    interest...............................       7,072       28,448       6,260      24,596       6,260      24,596      --
  Conversion of debentures and associated
    accrued interest.......................     321,099    1,284,397      --          --          --          --         272,934
  Exercise of over-allotment option........     360,000    1,128,947      --          --          --          --         239,901
  Net loss.................................      --          --           --          --          --          --          --
                                             ----------  -----------  ----------  ----------  ----------  ----------  ----------
Balance at March 31, 1995..................   4,501,899   15,436,178   1,256,549   4,769,820   1,256,549   4,769,820   2,321,057
  Common stock issued for investment in
    Mattan.................................     200,000      881,010      --          --          --          --          --
  Exercise of stock options................         304          188         269          58         269          58      --
  Increase in unrealized holding gain on
    short-term investments.................      --          --           --          --          --          --          --
  Net loss.................................      --          --           --          --          --          --          --
                                             ----------  -----------  ----------  ----------  ----------  ----------  ----------
Balance at March 31, 1996..................   4,702,203   16,317,376   1,256,818   4,769,878   1,256,818   4,769,878   2,321,057
  Common stock and B warrants issued in
    connection with secondary public
    offering...............................   2,403,500    9,363,298      --          --          --          --          --
  Common stock issued in connection with
    the formation of the Data.Site joint
    venture................................     159,787    1,200,000      --          --          --          --          --
  Exercise of stock options and warrants...      48,351      249,774         360      --             360      --         (25,729)
  Stock options issued to Advisory Board
    members, clinical evaluators and
    medical directors......................      --          190,001      --          --          --          --          --
  Decrease in unrealized holding gain on
    short-term investments.................      --          --           --          --          --          --          --
  Net loss.................................      --          --           --          --          --          --          --
                                             ----------  -----------  ----------  ----------  ----------  ----------  ----------
Balance at March 31, 1997..................   7,313,841  $27,320,449   1,257,178  $4,769,878   1,257,178  $4,769,878  $2,295,328
                                             ----------  -----------  ----------  ----------  ----------  ----------  ----------
                                             ----------  -----------  ----------  ----------  ----------  ----------  ----------


                                                          COMMON    UNREALIZED
                                              CLASS B      STOCK      HOLDING     ACCUMULATED
                                              WARRANTS   WARRANTS      GAIN         DEFICIT        TOTAL
                                             ----------  ---------  -----------  -------------  -----------
Balance at March 31, 1994..................  $   --      $ 192,130  $   --        $(9,055,034)  $ 6,022,174
  Exercise of common stock options.........      --         --          --            --              5,010
  Common stock issued in lieu of cash
    payments...............................      --         --          --            --             36,150
  Common stock forfeited due to cessation
    of employment..........................      --         --          --            --            (55,760)
  Warrants issued in connection with
    private placement units................      --        186,000      --            --            186,000
  Repurchase of common stock...............      --         --          --            --            (19,148)
  Initial public offering of units, net
    proceeds...............................     286,274     --          --            --          9,542,000
  Conversion of warrants...................      --       (186,000)     --            --            --
  Conversions of certain related party
    notes and associated accrued
    interest...............................      --         --          --            --             77,640
  Conversion of debentures and associated
    accrued interest.......................      48,165     --          --            --          1,605,496
  Exercise of over-allotment option........      42,335     --          --            --          1,411,183
  Net loss.................................      --         --          --         (3,808,485)   (3,808,485)
                                             ----------  ---------  -----------  -------------  -----------
Balance at March 31, 1995..................     376,774    192,130      --        (12,863,519)   15,002,260
  Common stock issued for investment in
    Mattan.................................      --         --          --            --            881,010
  Exercise of stock options................      --         --          --            --                304
  Increase in unrealized holding gain on
    short-term investments.................      --         --        3,666,367       --          3,666,367
  Net loss.................................      --         --          --         (5,752,895)   (5,752,895)
                                             ----------  ---------  -----------  -------------  -----------
Balance at March 31, 1996..................     376,774    192,130    3,666,367   (18,616,414)   13,797,046
  Common stock and B warrants issued in
    connection with secondary public
    offering...............................   1,037,514     --          --            --         10,400,812
  Common stock issued in connection with
    the formation of the Data.Site joint
    venture................................      --         --          --            --          1,200,000
  Exercise of stock options and warrants...      76,530     --          --            --            300,575
  Stock options issued to Advisory Board
    members, clinical evaluators and
    medical directors......................      --         --          --            --            190,001
  Decrease in unrealized holding gain on
    short-term investments.................      --         --       (3,666,367)      --         (3,666,367)
  Net loss.................................      --         --          --         (5,590,357)   (5,590,357)
                                             ----------  ---------  -----------  -------------  -----------
Balance at March 31, 1997..................  $1,490,818  $ 192,130  $   --        $(24,206,771) $16,631,710
                                             ----------  ---------  -----------  -------------  -----------
                                             ----------  ---------  -----------  -------------  -----------

SEE ACCOMPANYING NOTES.

                          PREMIER LASER SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED MARCH 31
                                                                              1997         1996         1995
                                                                           -----------  -----------  -----------
OPERATING ACTIVITIES
Net loss.................................................................  $(5,590,357) $(5,752,895) $(3,808,485)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization........................................      841,467      814,401      812,196
    Write off of investment in Mattan Corporation........................      881,010      --           --
    Acquired in-process research and development.........................      250,000      --           --
    Stock options issued to Advisory Board members.......................      190,001      --           --
    Termination of strategic alliance with IBC...........................      125,000      --           --
    Provision (reversal) of allowance for doubtful accounts receivable...      177,515     (151,751)     --
    Issuance of stock and stock options in lieu of payment for
      services...........................................................      --           --            36,150
    Extraordinary gain from extinguishment of debt.......................      --           --          (381,730)
    Amortization of debt discount........................................      --           --           119,230
    Common stock forfeited upon cessation of employment..................      --           --           (55,760)
    Changes in operating assets and liabilities:
      Accounts receivable................................................   (1,382,560)     (92,716)     142,591
      Inventories........................................................     (779,277)     (14,665)      21,880)
      Prepaid expenses and other current assets..........................     (351,438)    (110,565)     137,224
      Accounts payable...................................................     (272,769)     594,654     (411,197)
      Accrued liabilities................................................      319,936     (598,847)      28,907
                                                                           -----------  -----------  -----------
Net cash used in operating activities....................................   (5,591,472)  (5,312,384)  (3,402,754)

INVESTING ACTIVITIES
Purchase of short-term investments.......................................   (3,968,288)     --           --
Patent expenditures......................................................     (178,139)    (195,971)    (204,838)
Acquisition of Data.Site.................................................      (96,028)     --           --
Purchase of property and equipment.......................................      (24,477)    (219,723)     (45,785)
Note receivable pursuant to strategic alliance with IBC..................      --          (125,000)     --
                                                                           -----------  -----------  -----------
Net cash used in investing activities....................................   (4,266,932)    (540,694)    (250,623)

FINANCING ACTIVITIES
Proceeds from equity offerings...........................................   10,400,812      --        10,958,193
Net borrowings under line of credit......................................      800,000      --           --
Proceeds from exercise of stock options and warrants.....................      300,575          304      --
Principle payments on note payable and capital lease obligations.........     (454,836)     --        (3,126,195)
Increase in restricted cash..............................................   (1,050,000)     --           --
Proceeds from issuance of notes payable..................................      --           --         1,519,000
Proceeds from issuance of common stock warrants..........................      --           --           186,000
Repurchase of common stock...............................................      --           --           (19,148)
Repurchase of mandatorily redeemable warrants............................      --           --          (285,000)
                                                                           -----------  -----------  -----------
Net cash provided by financing activities................................    9,996,551          304    9,232,850
                                                                           -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.....................      138,147   (5,852,774)   5,579,473
Cash and cash equivalents at beginning of year...........................       35,463    5,888,237      308,764
                                                                           -----------  -----------  -----------
Cash and cash equivalents at end of year.................................  $   173,610  $    35,463  $ 5,888,237
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest...................................................  $   115,283  $    52,129  $   550,962

SEE ACCOMPANYING NOTES.

                          PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1. ORGANIZATION AND NATURE OF OPERATIONS

    Premier Laser Systems, Inc. (the Company) was incorporated in July 1991 and commenced operations in August 1991 after acquiring substantially all of the assets and certain liabilities of Pfizer Laser Systems (Pfizer), a division of Pfizer Hospital Products Group, Inc. The Company designs, develops, manufactures and markets several lines of lasers for surgical and other medical purposes, laser waveguides and fiber optic devices, disposables and associated accessory products for the medical and dental market. The accompanying consolidated financial statements include the accounts of the Company and its 51% owned subsidiary Data.Site, LLC which is a joint venture established on January 31, 1997. All intercompany transactions and balances have been eliminated.

    The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its laser products. In addition, the Company intends to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for its laser technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in a new business enterprise. In October 1996, the Company completed a public offering of its securities which generated net proceeds aggregating $10.4 million. The Company believes that the proceeds of this offering and anticipated proceeds from the exercise of outstanding warrants and options to acquire the Company's Class A common stock will be sufficient to meet its working capital requirements through at least fiscal 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    Revenues are recognized when products are shipped to customers.

SHORT-TERM INVESTMENTS AND RESTRICTED CASH

    The Company invests excess cash in United States Treasury securities and commercial paper generally with maturities of less than one year. Short-term investments with a maturity of less than three months when purchased are classified as cash equivalents. Investments with maturities in excess of three months are presented as short-term investments in the accompanying financial statements. Pursuant to Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company's short-term investments are classified as available-for-sale and are reported at fair market value with unrealized gains and losses reflected as an adjustment to shareholders' equity. There were no material unrealized gains or losses at March 31, 1997.

    Restricted cash consists primarily of certificates of deposits held to secure borrowings under the Company's line of credit.

CONCENTRATION OF CREDIT RISK AND FOREIGN SALES

    The Company generates revenues principally from sales in the medical field. As a result, the Company's accounts receivable are concentrated primarily in this industry. In addition, sales to one customer represented 10% of the Company's sales in fiscal 1996 and 11% to a different customer in fiscal 1995. Sales in foreign countries accounted for approximately 25%, 40% and 63% of the Company's total sales in fiscal 1997, 1996 and 1995, respectively. These foreign sales related almost entirely to sales in Asia and Europe.

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Generally, letters of credit are obtained on international sales. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

LONG LIVED ASSETS

    In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121). The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market, and are comprised of the following at March 31:

                                                                        1997          1996
                                                                    ------------  ------------
Raw materials.....................................................  $  1,583,460  $    938,560
Work-in-progress..................................................       101,802       276,998
Finished goods....................................................     1,279,370       969,797
                                                                    ------------  ------------
                                                                    $  2,964,632  $  2,185,355
                                                                    ------------  ------------
                                                                    ------------  ------------

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Expenditures for replacements and improvements are capitalized and expenditures for repairs and maintenance are charged to operating expense as incurred.

    Property and equipment consist of the following at March 31:

                                                                        1997          1996
                                                                    ------------  ------------
Machinery, equipment, molds and tooling...........................  $  1,041,574  $  1,032,188
Furniture, fixtures and office equipment..........................       596,347       433,286
Software..........................................................       250,000       --
                                                                    ------------  ------------
                                                                       1,887,921     1,465,474
Less accumulated depreciation.....................................     1,106,976       971,532
                                                                    ------------  ------------
                                                                    $    780,945  $    493,942
                                                                    ------------  ------------
                                                                    ------------  ------------

    Depreciation of furniture, machinery and equipment is calculated on a straight-line basis over the following estimated useful lives:

Machinery and equipment.......................                    5-10 years
Furniture and fixtures........................                      10 years
Software......................................                       3 years
Leasehold improvements........................  Shorter of estimated useful life or term of lease

INTANGIBLE ASSETS

    Intangible assets consist primarily of patents and technology rights, goodwill and license agreements. The costs assigned to acquired intangible assets, partially based upon independent appraisals, are being amortized on a straight-line basis over the estimated useful lives of the assets ranging from 2 to 15 years.

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Intangibles consist of the following at March 31:

                                                                        1997          1996
                                                                    ------------  ------------
Patents and technology rights.....................................  $  9,581,230  $  9,413,088
Goodwill..........................................................     1,042,279       --
License agreements................................................       265,000       255,000
Other.............................................................       --            201,000
                                                                    ------------  ------------
                                                                      10,888,509     9,869,088
Less accumulated amortization.....................................     3,013,481     2,515,626
                                                                    ------------  ------------
                                                                    $  7,875,028  $  7,353,462
                                                                    ------------  ------------
                                                                    ------------  ------------

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. A substantial portion of the Company's research and development expense is related to developing new products, improving existing products or processes, and clinical research programs.

    The Company enters into agreements with certain doctors to exchange a portion of a product's sales price for services related to the completion of certain portions of clinical studies necessary for obtaining product approval from the U.S. Food and Drug Administration. Typically, the amounts consist of a portion of the product sales price which is equal to the cost of the services to be rendered by the doctor. Pursuant to the agreements, in the event the doctor is unable to complete the agreed upon clinical study, the doctor is required to remit a cash payment for the entire amount. The amounts are capitalized as prepaid research and development expense and are amortized upon completion of certain milestones of the clinical study. These studies are generally completed within one year. Research and development expenses included in prepaid expenses totaled $405,000 and $204,000 at March 31, 1997 and 1996, respectively.

INCOME TAXES

    The Company accounts for income taxes in accordance with statement of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the liability method of accounting for income taxes. This method mandates the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

STATEMENTS OF CASH FLOWS

    The Company invests its excess cash in money market funds. The Company considers all highly liquid investments with an original maturity of three months or less and money market funds to be cash equivalents.

    Significant noncash investing and financing activities excluded from the accompanying statements of cash flows are as follows:

    In fiscal 1996, the Company issued 200,000 shares of Class A common stock in connection with the acquisition of 1,150,000 shares of Mattan Corporation's common stock. The value of the Mattan Corporation common stock shares was $881,010 on the date of the transaction.

    Concurrent with the completion of the Company's initial public offering, certain notes payable to shareholders totaling $66,500 and convertible debentures totaling $1,500,000, plus related accrued

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) interest, were converted into 7,072 shares of Class A common stock and 6,260 shares of each Class E-1 and E-2 common stock, and 321,099 Units, respectively.

    In fiscal 1997, the Company issued 159,787 shares of Class A common stock valued at $1,200,000 in connection with its acquisition of Data.Site.

NET LOSS PER SHARE

    Net loss per share was computed based on the weighted average number of the Company's common shares outstanding during fiscal 1997 and 1996 and excludes all shares of Class E-1 and Class E-2 common stock, outstanding or subject to option, because all such shares of stock are subject to escrow and the conditions for the release of shares from escrow have not been satisfied. Common stock equivalents were not considered in the net loss per share calculation because the effect would be antidilutive.

PRO FORMA NET LOSS PER SHARE (UNAUDITED)

    Pro forma net loss per common share was computed based on the weighted average number of the Company's common shares outstanding during the fiscal year ended March 31, 1995 after giving retroactive adjustment for the recapitalization and the conversion of the Company's debentures into units which occurred upon completion of the Company's initial public offering. The effect on pro forma net loss per common share of the conversion of the Company's debentures was to reduce historical net loss by $67,995 and to increase weighted average shares outstanding by 321,099 shares for fiscal year ended March 31, 1995. Class E-1 and E-2 common stock shares were excluded from the pro forma net loss per share calculation because the conditions for release of shares from escrow have not been satisfied. Other common stock equivalents were not considered in the pro forma net loss per share calculation because the effect on the pro forma net loss per share would be antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock options and warrants granted and common shares issued within one year of the Company's initial public offering and not in escrow have been included as outstanding for the six months ended September 30, 1994 (the date of the most recent financial statements included in the Company's initial public offering prospectus) using the treasury stock method.

EARNINGS PER SHARE

    In February 1997, Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE was issued and is effective for interim and annual periods ending after December 15, 1997. The statement requires presentation of both basic and diluted earnings per share. As of the result of the Company's net loss, basic and diluted loss per share will not differ materially from the per share amounts in the accompanying financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related Interpretations in accounting for its employee stock option grants. Options granted to consultants and other non-employees are accounted for under the fair value method in accordance with Statement of Financial Accounting Standards No 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Significant estimates and assumptions include inventory valuation and the realizability of certain intangible assets. The Company's inventory and intangibles largely relate to technologies which have yet to gain wide spread market acceptance. Management believes no loss will be incurred on the disposition of its inventory and that the remaining economic life of the Company's tangible assets is reasonable. If wide spread market acceptance of the Company's products is not achieved, the carrying amount of inventory and intangible assets could be materially affected.

BASIS OF PRESENTATION

    Certain prior year amounts have been reclassified in order to conform with the current year presentation.

3. STRATEGIC ALLIANCES

    In December 1995, the Company entered into a strategic marketing alliance with Mattan Corporation (Mattan), a Canadian Corporation, whose stock was publicly traded on the Alberta Stock Exchange. The strategic marketing alliance agreement (the Agreement) stipulates that the Company would supply all laser equipment and associated disposables for any laser surgery centers to be designed and opened by Mattan in Canada and the United States. These surgery centers would be operated under the name of Medical Laser Institute of America
(MLIA). In connection with entering into the Agreement, the Company issued 200,000 shares of the Company's Class A common stock with a fair market value of $881,000 for 1,150,000 shares of Mattan's common stock. The Company accounted for this investment as an available-for-sale security pursuant to SFAS No. 115. At March 31, 1996, the fair value of this investment totaled approximately $4,547,377 and the related unrealized holding gain totaled approximately $3,666,367. As a result of the halting of trading of Mattan stock and ongoing reorganization activities, the fair market value of the investment was zero at March 31, 1997 and accordingly, the Company wrote off its investment.

    In October 1995, the Company entered into a strategic business alliance (Strategic Alliance) with International Biolaser Corporation (IBC). This Strategic Alliance specified that the Company would manufacture IBC's CO2 and argon lasers and that such products would be jointly marketed by the two companies. Pursuant to the agreement, the Company advanced $125,000 to IBC in exchange for a convertible note payable due in October 1997, bearing interest at 10% per annum and secured by substantially all of IBC's intangible assets. This note payable is convertible, at the Company's sole option, into an 80% ownership interest in IBC only after IBC has repaid certain pre-existing indebtedness. IBC and the Company terminated the Strategic Alliance in August 1996. In settlement of the Strategic Alliance, the Company obtained IBC's argon MOD laser proprietary rights, intellectual property and technology in exchange for a guaranty of $201,000 of IBC's outstanding indebtedness. As of March 31, 1997, the Company wrote-off the $331,740 carrying value of its advances and payments made under the guarantee on behalf of IBC due to the uncertainty regarding its realizability.

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. JOINT VENTURE

    Effective January 31, 1997, the Company entered into a joint venture with Refractive Surgical Services, LLC (RSS), a Kansas City based company engaged in the development of certain medical outcomes software. Under this joint venture, the Company and RSS formed Data.Site. LLC, ("Data.Site"). Data.Site acquired and assumed substantially all of the assets and liabilities of RSS. The Company acquired a 51 percent interest in Data.Site, which was accounted for under the purchase method of accounting, and issued 159,787 shares of its Class A common stock to RSS. In connection with the acquisition the Company recorded goodwill in the amount of $1,042,279. The Company is obligated to pay an additional $300,000 to the shareholders of RSS in the form of common stock or cash, at the option of the Company, if Data.Site's gross revenues equal or exceed $1,500,000 for the year ending December 31, 1997. The Company is also obligated to fund Data.Site's operations with up to an additional $1,000,000 in cash or equivalent services during the two-year period ending January 31, 1999.

5. GRANTS

    In September 1995, the Company obtained a Small Business Innovative Research Grant totaling approximately $750,000 for the study of laser emulsification. Pursuant to the terms of the grant, the Company is eligible to receive reimbursement for research and development costs incurred in connection with the laser emulsification study up to $750,000 upon the achievement of certain milestones, as defined. During fiscal 1997 and 1996, the Company received approximately $450,000 and $250,000 under the grants, respectively. The amounts received under the grant were offset against research and development costs incurred in the study.

6. LINE OF CREDIT

    The Company has a line of credit agreement with a bank which provides for borrowings of up to $1,000,000. As of March 31, 1997, total borrowings under this agreement were $800,000, bearing interest at the bank's prime rate (8.50% at March 31, 1997). Borrowings under the agreement are secured by a certificate of deposit. The agreement matures on February 12, 1998.

7. NOTES PAYABLE AND EXTRAORDINARY GAIN

    Pursuant to an agreement between the Company and Pfizer, the Company paid $1,386,195 of the notes payable to Pfizer immediately subsequent to the closing of the Company's fiscal 1995 initial public offering and Pfizer forgave $650,000 of the total indebtedness. The remaining balance of $481,195, bearing interest at 10% per annum at March 31, 1996, and related accrued interest were payable in quarterly installments. This remaining balance was paid in full upon the closing of the Company's fiscal 1997 public offering.

    In June 1994, notes payable to third parties of $1,500,000 were converted into convertible debentures. The debentures and related accrued interest were converted into 321,099 Units (see footnote 10) concurrent with the closing of the initial public offering. Also concurrent with the close of the offering, notes payable to shareholders totaling $66,500 plus related accrued interest were converted into 7,072 shares of Class A Common Stock and 6,260 shares each of Class E-1 and E-2 common stock.

    In August 1994, the Company completed a private placement of debt units, whereby $1,550,000 of notes payable bearing interest at 10% per annum (the Bridge Notes) and warrants to purchase 1,085,000 shares of Class A common stock were issued. In connection with this private placement, the Company incurred placement costs of $201,500 and issued the notes at a discount totaling $186,000. These notes payable were paid in full in December 1994.

                          PREMIER LASER SYSTEMS, INC.

    In connection with the debt forgiven by Pfizer and the extinguishment of the bridge notes, the Company recognized a net extraordinary gain on extinguishment of debt totaling $381,730 in fiscal 1995.

8. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    The Company leases its facilities and certain equipment under noncancellable operating leases. Total rental expense for operating leases was $296,000, $348,000 and $387,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. At March 31, 1997, future minimum lease payments under noncancellable operating leases are as follows:

1998..............................................................  $ 257,000
1999..............................................................    258,000
2000..............................................................    249,000
2001..............................................................    188,000
                                                                    ---------
                                                                    $ 952,000
                                                                    ---------
                                                                    ---------

    Pursuant to the Company's facility lease, effective January 1997, the Company becomes guarantor of a lease agreement between the Company's lessor and a third party lessee. The guaranteed future minimum lease payments relating to the third party are $112,000, and $86,000 for the years ended March 31, 1998 and 1999, respectively.

LITIGATION

    The Company entered into an agreement with Infrared Fiber Systems, Inc.
(IFS), as a supplier of certain fiber optics that expires in the fiscal year ending March 31, 2002. The agreement requires the supplier to sell exclusively to the Company fiberoptics for medical and dental applications as long as the Company purchases defined minimum amounts.

    In March 1994, the Company initiated litigation against IFS. The Company's complaint alleges that IFS and two of its officers misrepresented IFS' ability to supply optical fibers, and that IFS breached its supply agreement and certain warranties. In April 1994, IFS filed a cross-complaint alleging breach of contact and intentional interference with prospective economic advantage, seeking declaratory relief that the contract has been terminated and that IFS is free to market its fiber optics to others. In July 1994, Coherent, Inc., a major shareholder of IFS and a manufacturer of medical lasers which employ IFS optical fibers, joined the lawsuit for the express purpose of defending their rights to the IFS optical fibers. In May 1995, the Company instituted litigation concerning this dispute in Orange County, California Superior Court against Coherent, Westinghouse Electric Corporation ("Westinghouse") and an individual employee of Westinghouse who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit and interfered with the Company's contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995 the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by the Company in the federal action. No trial date has been set.

                          PREMIER LASER SYSTEMS, INC.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company is involved in various disputes and other lawsuits from time to time arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of the IFS litigation, disputes and other lawsuits may adversely affect the Company, however, it is the opinion of management, that the outcome of such matters will not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

9. INCOME TAXES

    The Company has incurred operating losses since its inception and as a result, no provision for or benefit from income tax has been recorded.

    Deferred tax assets consist of the following at March 31:

                                                                      1997           1996
                                                                  -------------  -------------
Tax operating loss carryforwards................................  $   7,540,050  $   6,033,150
Inventory and receivable reserves and related temporary
  differences...................................................      1,051,030        708,404
Depreciation and amortization...................................        598,817        141,077
Research and development credit carryforwards...................        429,686        597,683
Accruals not currently deductible...............................        126,693        105,767
                                                                  -------------  -------------
Total deferred tax assets.......................................      9,746,276      7,586,081
Valuation allowance for deferred tax assets.....................     (9,746,276)    (7,586,081)
                                                                  -------------  -------------
Net deferred taxes..............................................  $    --        $    --
                                                                  -------------  -------------
                                                                  -------------  -------------

    The Company has approximately $20.4 million of federal net operating loss carryforwards at March 31, 1997, which will begin to expire in 2006. A valuation allowance has been established for the entire deferred tax asset related to those net operating losses.

    The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three year period. As a result of the Company's public offerings the Company experienced an ownership change of more than 50%, resulting in a limitation on the utilization of their net operating loss carryforwards. The limitation is based on the value of the Company on the date that the change in ownership occurred. The ultimate realization of the loss carryforwards is dependent on the future profitability of the Company.

10. SHAREHOLDERS' EQUITY

INITIAL AND SECONDARY PUBLIC OFFERINGS

    On December 7, 1994, the Company completed an initial public offering of 2,400,000 Units of the Company's securities, each unit consisting of one share of Class A common stock, one redeemable Class A warrant and one redeemable Class B warrant (the Units). The Company realized net proceeds of $9,542,000 from this offering. Each Class A warrant consists of the right to purchase one share of Class A common stock and one Class B warrant through November 30, 1999 at an exercise price of $6.50. Each Class B warrant consists of the right to purchase one share of Class A common stock at an exercise price of $8.00. The Company has the right to redeem the Class A and Class B warrants after November 30, 1997 at a price of $.05 per warrant subject to certain conditions regarding the bid price of the Class A common

                          PREMIER LASER SYSTEMS, INC.

10. SHAREHOLDERS' EQUITY (CONTINUED)
stock. On January 12, 1995, the underwriter in the initial public offering exercised its over allotment option to purchase 360,000 Units at the public offering price, resulting in additional net proceeds of $1,411,000.

    On October 18, 1996, the Company completed a public offering of 11,000 Units of the Company's securities, each Unit consisting of 190 shares of Class A common stock and 95 redeemable Class B warrants (the "Units"). The Company realized net proceeds of $10,402,000 from this offering and the related exercise of the underwriters overallotment option. Each Class B warrant consists of the right to purchase one share of Class A common stock through November 30, 1999 at an exercise price of $8.00.

STOCK OPTIONS

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

    In addition to options granted pursuant to the stock option plans, the Company has issued options to purchase shares of the Company's Class A common stock to certain members of the Board of Directors, consultants and former notes payable holders.

    Effective December 30, 1993, the Company issued warrants under the 1993 Limited Warrant Plan to purchase 50,872 shares of common stock, with an exercise price of $8.85 per share for services rendered by consultants in connection with the acquisition of technology rights. In January 1995, the warrant holders exercised their right to receive a cash payment of $285,000, an amount equal to the liability owed to the consultants on the date of issuance, in exchange for cancellation of the warrants.

    The Company has elected to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its employee stock option grants. Accordingly, no compensation expense has been recognized for its employee stock option awards and its employee stock purchase plan because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. The Company recognized expense related to grants of options to non-employees in accordance with the fair value provision of SFAS No. 123. Such expense was $190,001 and none during fiscal 1997 and 1996, respectively. FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires pro forma information regarding net income
(loss) and net income (loss) per share using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options granted have been estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

Risk free interest rate..........................................        6.0%
Stock volatility factor..........................................      0.580
Weighted average expected option life............................    4 years
Expected dividend yield..........................................          0%

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's compensation expense used in determining the pro forma

                          PREMIER LASER SYSTEMS, INC.

10. SHAREHOLDERS' EQUITY (CONTINUED)
information may not be indicative of such expense in future periods as the 1997 and 1996 amounts are based only on option grants after December 15, 1994. Pro forma information is as follows:

                                                                      1997           1996
                                                                  -------------  -------------
Pro forma net loss..............................................  $  (6,593,000) $  (6,135,000)
Pro forma net loss per share....................................  $       (1.13) $       (1.35)

    A summary of the Company's stock option activity, and related information for the years ended March 31 follows:

                                                     1997                     1996                     1995
                                            -----------------------  -----------------------  -----------------------
                                                         WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                          AVERAGE                  AVERAGE                  AVERAGE
                                                         EXERCISE                 EXERCISE                 EXERCISE
                                             OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                            ----------  -----------  ----------  -----------  ----------  -----------
Outstanding--beginning of year............   1,423,949   $    5.58      788,157   $    6.14      734,646   $    9.14
Granted...................................   1,042,756        6.16      704,700        4.89      621,815        5.01
Exercised.................................      (1,899)       1.00       (1,722)       1.00       (3,067)       1.03
Forfeited.................................    (156,757)      10.53      (67,186)       4.96     (565,237)       8.81
                                            ----------               ----------               ----------
Outstanding--end of year..................   2,308,049        5.51    1,423,949        5.58      788,157        6.14
                                            ----------  -----------  ----------       -----   ----------       -----
                                            ----------  -----------  ----------       -----   ----------       -----
Exercisable at end of year................     775,629   $    5.18      782,999   $    6.15      758,157   $    6.19
                                            ----------  -----------  ----------       -----   ----------       -----
                                            ----------  -----------  ----------       -----   ----------       -----
Weighted-average fair value of options
  granted during the year.................               $    3.44                $    2.46                $    2.53
                                                        -----------                   -----                    -----
                                                        -----------                   -----                    -----

    The weighted average remaining contractual life of options as of March 31, 1997 was as follows:

                                                                           OUTSTANDING               EXERCISABLE
                                                                                               ------------------------
                                                       ----------------------------------------------------------------
                                                                                                             WEIGHTED-
                                           NUMBER OF     WEIGHTED-AVERAGE        WEIGHTED                     AVERAGE
                                            SHARES     REMAINING CONTRACTUAL      AVERAGE        SHARES      EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING      LIFE (YEARS)       EXERCISE PRICE   EXERCISABLE     PRICE
----------------------------------------  -----------  ---------------------  ---------------  -----------  -----------
$1.00...................................      28,438               1.7           $    1.00         28,438    $    1.00
$4.50 - $8.85...........................   2,255,921               9.0                5.51        723,501         5.16
Greater than $10.00.....................      23,690               6.8               10.73         23,690        10.73

CLASS E-1 AND CLASS E-2 COMMON STOCK

    The Company's Class E-1 and Class E-2 common stock is held in escrow, is not transferable, can be voted and will be converted into Class A common stock only upon the occurrence of specified events. All of the Class E-1 common stock will be automatically converted into Class A common stock in the event that the Company's net income before provision for income taxes, as defined, exceeds certain amounts. These amounts were originally $6,850,000, $8,425,000, $9,900,000 for the fiscal years ending March 31, 1998 through 2000, respectively, but these amounts will be increased in future fiscal years in proportion to increases in the weighted average number of shares of common stock outstanding (as defined) in the relevant year, as compared to the number of shares outstanding immediately after the Company's initial public offering. In addition, the Class E-1 common stock will be converted if the closing price, as defined, of the Company's Class A common stock shall average in excess of $19.25 for any 30 consecutive trading

                          PREMIER LASER SYSTEMS, INC.

10. SHAREHOLDERS' EQUITY (CONTINUED)
days during the period May 1, 1996 to November 30, 1997. If none of the above events occur, the Class E-1 common stock will be canceled on June 30, 2000. All of the Class E-2 common stock will be automatically converted into Class A common stock in the event that: (1) the Company's net income before provision for income taxes, as defined, amounts to at least $14,750,000, $20,475,000 or $26,750,000 for the years ending March 31, 1998 through 2000, respectively, (which amounts shall be adjusted in the same manner as those for the Class E-1 common stock) or (2) the closing price, as defined, of the Company's Class A common stock shall average in excess of $24.00 for any 30 consecutive trading days during the period May 1, 1996 to November 30, 1997. If none of the above events occur, the Class E-2 common stock will be canceled on June 30, 2000.

    The Company will, in the event of the release of the Class E-1 and Class E-2 common stock, recognize during the period in which the earnings thresholds are met or such minimum bid prices are achieved, a substantial noncash charge to earnings equal to the fair value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time.

11. EMPLOYEE BENEFIT PLAN

    The Company adopted a Defined Contribution 401(k) Profit Sharing Plan, effective January 1, 1997 covering substantially all of its employees. The Plan permits eligible employees to contribute a portion of their compensation to the Plan, on a tax deferred basis. The Company may make matching contributions, in amounts determined by the Company's Board of Directors. The Company's contributions will be in the form of shares of the Company's common stock. During 1997, no amounts were contributed by the Company to the Plan.

12. SUBSEQUENT EVENT

ACQUISITION OF EYESYS TECHNOLOGIES, INC.

    On April 24, 1997, the Company entered into an Agreement and Plan of Merger, pursuant to which it will acquire EyeSys Technologies, Inc. ("EyeSys"). Consummation of the transaction is subject to satisfaction of certain conditions. In connection with the merger, the Company will issue, to certain EyeSys creditors, shareholders, option holders and warrant holders, common stock having a value of $10,600,000, as well as options to purchase 165,000 shares of the Company's common stock with a value of $200,000. If EyeSys enters into certain license agreements related to its technology within 90 days of closing, the Company may be required to issue additional common stock or options to purchase common stock pursuant to the following formula: the Company shall issue securities with a value equal to 78% of the first $1,500,000 of license fees and 50% of additional license fees received prior to April 24, 1998.

                          PREMIER LASER SYSTEMS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                BALANCE AT                DEDUCTIONS/
                                                 BEGINNING                RECOVERIES                  BALANCE
                                                    OF                        AND                    AT END OF
DESCRIPTION                                       PERIOD     ADDITIONS    WRITE-OFFS      OTHER*       PERIOD
----------------------------------------------  -----------  ----------  -------------  ----------  ------------
1997
  Allowance for doubtful accounts
    receivable................................   $ 154,677   $  177,515   $  (119,054)  $  174,125  $    387,263
  Inventory reserves..........................     950,325      252,999       --            --         1,203,324

1996
  Allowance for doubtful accounts
    receivable................................   $ 306,428   $  254,962   $  (406,713)  $   --      $    154,677
  Inventory reserves..........................     699,269      838,968      (587,912)      --           950,325

1995
  Allowance for doubtful accounts
    receivable................................   $ 574,106   $  220,453   $  (488,131)  $   --      $    306,428
  Inventory reserves..........................     540,987      158,282       --            --           699,269

------------------------

*   Allowance for Data.Site

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On March 1, 1997, the Company filed a Current Report on Form 8-K, reporting a change in its certified accountant. Reference is hereby made to such Current Report for further discussion of this matter.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is incorporated herein by this reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1997 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1997 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated herein by this reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1997 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation--Certain Transactions" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1997 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1997.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                               PAGE IN
                                                                                            ANNUAL REPORT
                                                                                            ON FORM 10-K
                                                                                           ---------------
(a)   The following documents are filed as part of this Annual Report on Form 10-K:

      (1) Report of Ernst & Young LLP, Independent Auditors..............................         26

          Report of Price Waterhouse LLP, Independent Accountants........................         27

          Consolidated Balance Sheets at March 31, 1997 and 1996.........................         28

          Consolidated Statements of Operations for the Years Ended March 31, 1997, 1996
            and 1995.....................................................................         29

          Consolidated Statements of Shareholders' Equity for the years ended March 31,
            1997, 1996 and 1995..........................................................         30

          Consolidated Statements of Cash Flows for the Years Ended March 31, 1996, 1995
            and 1994.....................................................................         31

          Notes to Consolidated Financial Statements.....................................         32

      (2) Financial Statements Schedules

          Schedule II--Valuation and Qualifying Accounts for the Years Ended March 1997,
            1996 and 1995................................................................         43

          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)..............         46

  EXHIBITS
-------------
       3.1     Amended and Restated Articles of Incorporation filed with the California Secretary of
                 State on November 23, 1994. (incorporated herein by this reference to Exhibit 4.8 to the
                 Registrant's Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1994)

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

  EXHIBITS
-------------
     +10.4     Lead Generation/Distribution Agreement dated March 17, 1994 between the Company and
                 Burkhart Dental Supply Company (incorporated herein by this reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

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

     +10.7     Exclusive Marketing Agreement dated July 26, 1994 between the Company, Proclosure, Inc.
                 and Nippon Shoji Kaisha, Ltd. (incorporated herein by this reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

      10.8     Form of Indemnification Agreement (incorporated herein by this reference to Exhibit 10.23 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

      10.9     Purchase/Supply Agreement dated January 13, 1987 between Infrared Fiber Systems, Inc. and
                 Pfizer Hospital Products Group, Inc., as amended (incorporated herein by this reference to Exhibit 10.26 to the Registrant's Registration Statement on Form SB-2, Registration
                 No. 33-83984).

      10.10    Form of Warrant Agreement (including forms of Class A and Class B Warrant Certificates)
                 (incorporated herein by this reference to Exhibit 4.1 to the Registrant's Registration
                 Statement on Form SB-2, Registration No. 33-83984).

      10.11    Form of Underwriter's Unit Purchase Option (incorporated herein by this reference to
                 Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2, Registration No.
                 33-83984).

      10.12    Form of Finder's Unit Purchase Option (incorporated herein by this reference to Exhibit
                 4.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

      10.13    1992 Stock Option Plan, together with form of Nonstatutory Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit
                 4.5 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

      10.14    Employee Bonus Stock Plan, together with form of Bonus Stock Agreement (incorporated herein by this reference to Exhibit 4.6 to the Registrant's Registration Statement on
                 Form SB-2, Registration No. 33-83984).

      10.15    Assignment and Modification Agreement dated July 26, 1991, among the Registrant, Pfizer
                 Hospital Products Group and Medical Laser Technologies Limited (incorporated herein by this reference to Exhibit 10.4 of the Registrant's Registration Statement on Form SB-2,
                 Registration Number 33-83984).

  EXHIBITS
-------------
      10.16    Letter agreement dated October 13, 1987 between Pfizer Laser Systems, Inc. and Duke
                 University, together with patent assignment as filed in the U.S. Patent and Trademark
                 Office on October 23, 1993 (incorporated herein by this reference to Exhibit 10.8 to the
                 Registrant's Registration Statement on Form SB-2, Registration Number 33-83984).

      10.17    Industrial Lease dated December 6, 1995 between the Registrant and Irvine Company
                 (incorporated herein by this reference to Exhibit 10.22 to the Registrant's Annual
                 Report on Form 10-KSB for the fiscal year ended March 31, 1996).

      10.18    Use and Cost Sharing Agreement dated December 1, 1995 between the Registrant and Biopsys
                 Medical, Inc. (incorporated herein by this reference to Exhibit 10.23 to the
                 Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

      10.19    Letter of Intent dated October 19, 1995 between the Registrant and International Biolaser
                 Corporation, together with related Promissory Note dated October 19, 1995 payable to
                 Registrant in the original principal amount of $125,000, and Security Agreement dated
                 October 19, 1995 between the Registrant and International Biolaser Corporation
                 (incorporated herein by this reference to Exhibit 10.24 to the Registrant's Annual
                 Report on Form 10-KSB for the fiscal year ended March 31, 1996).

      10.20    Share Exchange Agreement dated December 20, 1995 among the Registrant, 658994 Alberta
                 Ltd., 658997 Alberta Ltd. and Mattan Corporation (incorporated herein by this reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

      10.21    Purchasing Agreement dated December 20, 1995 between Registrant and Mattan Corporation
                 (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Quarterly
                 Report on Form 10-QSB for the quarter ended September 30, 1995).

      10.22    Exclusive Licensing Agreement dated June 1, 1992 between the Registrant and Quentin M.
                 Murphy, D.D.S. (incorporated herein by this reference to Exhibit 10.27 to the
                 Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

      10.23    Broker Agreement dated March 13, 1996 among the Registrant, First National Marketing
                 Services, Inc. and William F. Sullivan (incorporated herein by this reference to Exhibit
                 10.29 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March
                 31, 1996).

      10.24    Form of Consulting Agreement (incorporated herein by this reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

      10.25    Radiation Services Agreement dated January 10, 1994 between the Registrant and SteriGenics
                 International (incorporated herein by this reference to Exhibit 10.31 to the
                 Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

  EXHIBITS
-------------
      10.26    Form of Nonstatutory Stock Option Agreement between the Registrant and Colette Cozean
                 (granting option to purchase 358,650 shares of Registrant's Common Stock) (incorporated herein by this reference to Exhibit 10.32 to the Registrant's Annual Report on Form
                 10-KSB for the fiscal year ended March 31, 1996).

      10.27    Form of Termination Agreement between the Registrant and certain of the Registrant's
                 Executive Officers (incorporated herein by this reference to Exhibit 10.33 to the
                 Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

      10.28    1995 Employee Stock Option Plan, together with form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to
                 Exhibit 10.34 to the Registrant's Registration Statement on Form SB-2, Registration No.
                 33-83984).

      10.29    February 1996 Stock Option Plan (incorporated herein by this reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

      10.30    1996 Stock Option Plan (incorporated herein by this reference to Exhibit 10.36 to the
                 Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

      10.31    Loan Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank, together with Schedule to Loan Agreement dated June 3, 1996 (incorporated herein by this reference to Exhibit 10.36 to the Registrant's Registration Statement on Form SB-2
                 Registration No. 33-83984).

      10.32    Pledge Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank
                 (incorporated herein by this reference to Exhibit 10.37 to the Registrant's Registration
                 Statement on Form SB-2 Registration No. 33-83984).

      10.33    Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.38 to the Registrant's Registration Statement on
                 Form SB-2 Registration No. 33-83984).

      10.34    Registration Rights Agreement dated June 3, 1996 between the Registrant and Silicon Valley
                 Bank (incorporated herein by this reference to Exhibit 10.39 to the Registrant's
                 Registration Statement on Form SB-2 Registration No. 33-83984).

      10.35    Antidilution Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank
                 (incorporated herein by this reference to Exhibit 10.40 to the Registrant's Registration
                 Statement on Form SB-2 Registration No. 33-83984).

      10.36    Agreement dated August 12, 1996 between the Registrant and Circuit Tree Medical, Inc.
                 (incorporated herein by this reference to Exhibit 10.42 to the Registrant's Registration
                 Statement on Form SB-2 Registration No. 33-83984).

      10.37    Amendment to Loan Agreement together with Schedule, dated February 13, 1997, between the
                 Registrant and Silicon Valley Bank.*

      10.38    Pledge Agreement dated February 13, 1997 between the Registrant and Silicon Valley Bank.*

      10.39    Joint Venture Agreement dated January 31, 1997 between the Registrant, RSS, LLC and
                 Data.Site.*

  EXHIBITS
-------------
      10.40    Operating Agreement of Data.Site dated January 31, 1997.*

      10.41    Agreement and Plan of Merger dated April 24, 1997 between the Registrant, Premier
                 Acquisition of Delaware, Inc. and EyeSys Technologies, Inc.*

      23.1     Consent of Ernst & Young LLP.*

      23.2     Consent of Price Waterhouse LLP.*

------------------------

*   Filed herewith.

+ Confidential treatment has been granted with respect to portions of this Exhibit.

        (b) Reports on Form 8-K. During the last quarter of the period covered by this report, on March 1, 1997, the Company filed a Current Report on Form 8-K, reporting a change in its public accountant. On March 18, 1997, the Company filed an amendment to its Current Report on Form 8-K/A for the purpose of filing a letter by its former accountants confirming the information contained in the Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PREMIER LASER SYSTEMS, INC.

                                By:              /s/ COLETTE COZEAN
                                     -----------------------------------------
                                               Colette Cozean, Ph.D.,
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                Dated: May 21, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                       TITLE                    DATE
      -------------------------  --------------------------  -------------------

                                 Chief Executive Officer,
By:      /s/ COLETTE COZEAN        President (Principal
      -------------------------    Executive Officer),       Dated: May 21, 1997
        Colette Cozean, Ph.D.      Director

By:      /s/ PATRICK J. DAY
      -------------------------  Director                    Dated: May 21, 1997
           Patrick J. Day

By:     /s/ GRACE CHING-HSIN
                 LIN
      -------------------------  Director                    Dated: May 21, 1997
        Grace Ching-Hsin Lin

By:     /s/ E. DONALD SHAPIRO
      -------------------------  Director                    Dated: May 21, 1997
          E. Donald Shapiro

                                 Chief Financial Officer
By:      /s/ MICHAEL HIEBERT       (Principal Financial
      -------------------------    Officer and Principal     Dated: May 21, 1997
           Michael Hiebert         Accounting Officer)

By:      /s/ G. LYNN POWELL
      -------------------------  Director                    Dated: May 21, 1997
       G. Lynn Powell, D.D.S.

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
      3.1    Amended and Restated Articles of Incorporation filed with the California Secretary of State on
             November 23, 1994. (incorporated herein by this reference to Exhibit 4.8 to the Registrant's
             Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1994).............................

      3.2    Bylaws (incorporated herein by this reference to Exhibit 3.3 to the Registrant's Registration
             Statement on Form SB-2, Registration No. 33-83984)...................................................

     10.1    Letter Agreement and Patent License Agreement dated August 29, 1991 among the Company, Patlex
             Corporation and Gordon Gould (incorporated herein by this reference to Exhibit 10.1 to the
             Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).........................

     10.2    Assignment Agreement dated July 27, 1992 between the Company and Michael Colvard, M.D. (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2,
             Registration No. 33-83984)...........................................................................

     10.3    Gold Catalyst Licensing Agreement dated April 16, 1992 between the Company and Optical Engineering,
             Inc. (incorporated herein by this reference to Exhibit 10.3 to the Registrant's Registration
             Statement on Form SB-2, Registration No. 33-83984)...................................................

    +10.4    Lead Generation/Distribution Agreement dated March 17, 1994 between the Company and Burkhart Dental
             Supply Company (incorporated herein by this reference to Exhibit 10.10 to the Registrant's
             Registration Statement on Form SB-2, Registration No. 33-83984)......................................

     10.5    Form of International Distribution Agreement (incorporated herein by this reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984)..................

     10.6    Letter of Intent between the Company and Richard Leaderman, D.D.S., together with related Patent
             Assignments as filed in the U.S. Patent and Trademark Office on February 22, 1994 (incorporated herein by this reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2,
             Registration No. 33-83984)...........................................................................

    +10.7    Exclusive Marketing Agreement dated July 26, 1994 between the Company, Proclosure, Inc. and Nippon
             Shoji Kaisha, Ltd. (incorporated herein by this reference to Exhibit 10.14 to the Registrant's
             Registration Statement on Form SB-2, Registration No. 33-83984)......................................

     10.8    Form of Indemnification Agreement (incorporated herein by this reference to Exhibit 10.23 to the
             Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).........................

     10.9    Purchase/Supply Agreement dated January 13, 1987 between Infrared Fiber Systems, Inc. and Pfizer
             Hospital Products Group, Inc., as amended (incorporated herein by this reference to Exhibit 10.26 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).....................

     10.10   Form of Warrant Agreement (including forms of Class A and Class B Warrant Certificates) (incorporated herein by this reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2,
             Registration No. 33-83984)...........................................................................

     10.11   Form of Underwriter's Unit Purchase Option (incorporated herein by this reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).....................

     10.12   Form of Finder's Unit Purchase Option (incorporated herein by this reference to Exhibit 4.3 to the
             Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).........................

EXHIBIT NO.
-----------
     10.13   1992 Stock Option Plan, together with form of Nonstatutory Stock Option Agreement and form of
             Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 4.5 to the
             Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).........................

     10.14   Employee Bonus Stock Plan, together with form of Bonus Stock Agreement (incorporated herein by this reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2, Registration No.
             33-83984)............................................................................................

     10.15   Assignment and Modification Agreement dated July 26, 1991, among the Registrant, Pfizer Hospital
             Products Group and Medical Laser Technologies Limited (incorporated herein by this reference to
             Exhibit 10.4 of the Registrant's Registration Statement on Form SB-2, Registration Number
             33-83984)............................................................................................

     10.16   Letter agreement dated October 13, 1987 between Pfizer Laser Systems, Inc. and Duke University, together with patent assignment as filed in the U.S. Patent and Trademark Office on October 23, 1993
             (incorporated herein by this reference to Exhibit 10.8 to the Registrant's Registration Statement on
             Form SB-2, Registration Number 33-83984).............................................................

     10.17   Industrial Lease dated December 6, 1995 between the Registrant and Irvine Company (incorporated herein by this reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the
             fiscal year ended March 31, 1996)....................................................................

     10.18   Use and Cost Sharing Agreement dated December 1, 1995 between the Registrant and Biopsys Medical,
             Inc. (incorporated herein by this reference to Exhibit 10.23 to the Registrant's Annual Report on
             Form 10-KSB for the fiscal year ended March 31, 1996)................................................

     10.19   Letter of Intent dated October 19, 1995 between the Registrant and International Biolaser
             Corporation, together with related Promissory Note dated October 19, 1995 payable to Registrant in the original principal amount of $125,000, and Security Agreement dated October 19, 1995 between the
             Registrant and International Biolaser Corporation (incorporated herein by this reference to Exhibit
             10.24 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).....

     10.20   Share Exchange Agreement dated December 20, 1995 among the Registrant, 658994 Alberta Ltd., 658997
             Alberta Ltd. and Mattan Corporation (incorporated herein by this reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995)...............

     10.21   Purchasing Agreement dated December 20, 1995 between Registrant and Mattan Corporation (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the
             quarter ended September 30, 1995)....................................................................

     10.22   Exclusive Licensing Agreement dated June 1, 1992 between the Registrant and Quentin M. Murphy, D.D.S.
             (incorporated herein by this reference to Exhibit 10.27 to the Registrant's Annual Report on Form
             10-KSB for the fiscal year ended March 31, 1996).....................................................

     10.23   Broker Agreement dated March 13, 1996 among the Registrant, First National Marketing Services, Inc.
             and William F. Sullivan (incorporated herein by this reference to Exhibit 10.29 to the Registrant's
             Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996)...............................

     10.24   Form of Consulting Agreement (incorporated herein by this reference to Exhibit 10.30 to the
             Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996)..................

     10.25   Radiation Services Agreement dated January 10, 1994 between the Registrant and SteriGenics
             International (incorporated herein by this reference to Exhibit 10.31 to the Registrant's Annual
             Report on Form 10-KSB for the fiscal year ended March 31, 1996)......................................

EXHIBIT NO.
-----------
     10.26   Form of Nonstatutory Stock Option Agreement between the Registrant and Colette Cozean (granting option to purchase 358,650 shares of Registrant's Common Stock) (incorporated herein by this reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
             March 31, 1996)......................................................................................

     10.27   Form of Termination Agreement between the Registrant and certain of the Registrant's Executive
             Officers (incorporated herein by this reference to Exhibit 10.33 to the Registrant's Annual Report on
             Form 10-KSB for the fiscal year ended March 31, 1996)................................................

     10.28   1995 Employee Stock Option Plan, together with form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 10.34 to the
             Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).........................

     10.29   February 1996 Stock Option Plan (incorporated herein by this reference to Exhibit 10.35 to the
             Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996)..................

     10.30   1996 Stock Option Plan (incorporated herein by this reference to Exhibit 10.36 to the Registrant's
             Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996)...............................

     10.31   Loan Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank, together with
             Schedule to Loan Agreement dated June 3, 1996 (incorporated herein by this reference to Exhibit 10.36 to the Registrant's Registration Statement on Form SB-2 Registration No. 33-83984)...................

     10.32   Pledge Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.37 to the Registrant's Registration Statement on Form SB-2
             Registration No. 33-83984)...........................................................................

     10.33   Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.38 to the Registrant's Registration Statement on Form SB-2 Registration
             No. 33-83984)........................................................................................

     10.34   Registration Rights Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank
             (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Registration Statement on
             Form SB-2 Registration No. 33-83984).................................................................

     10.35   Antidilution Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank
             (incorporated herein by this reference to Exhibit 10.40 to the Registrant's Registration Statement on
             Form SB-2 Registration No. 33-83984).................................................................

     10.36   Agreement dated August 12, 1996 between the Registrant and Circuit Tree Medical, Inc. (incorporated herein by this reference to Exhibit 10.42 to the Registrant's Registration Statement on Form SB-2
             Registration No. 33-83984).

     10.37   Amendment to Loan Agreement together with Schedule, dated February 13, 1997, between the Registrant and Silicon Valley Bank.*............................................................................

     10.38   Pledge Agreement dated February 13, 1997 between the Registrant and Silicon Valley Bank.*............

     10.39   Joint Venture Agreement dated January 31, 1997 between the Registrant, RSS, LLC and Data.Site.*......

     10.40   Operating Agreement of Data.Site dated January 31, 1997.*............................................

     10.41   Agreement and Plan of Merger dated April 24, 1997 between the Registrant, Premier Acquisition of
             Delaware, Inc. and EyeSys Technologies, Inc.*........................................................

     23.1    Consent of Ernst & Young LLP*........................................................................

EXHIBIT NO.
-----------
     23.2    Consent of Price Waterhouse LLP*.....................................................................

------------------------

+ Confidential treatment has been granted with respect to portions of this Exhibit.

+  Incorporated by reference herein.

*   Filed herewith.