Form 10-K/A
period 1997-03-31
PREMIER LASER SYSTEMS INC
filed 1997-06-18
CIK 878543

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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
                         Shares

    DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933: None.

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

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA
                                  (HISTORICAL)

    The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed financial statements and notes thereto of the Company included herein. The balance sheet and statement of operations data for the periods ended March 31, 1994, 1995 and 1996, as well as statement of operations data for the nine months ended March 31, 1993, have been derived from the Company's financial statements, audited by Price Waterhouse LLP, independent accountants. The report of Price Waterhouse LLP with respect to such financial statements contains an explanatory paragraph that describes uncertainty as to the ability of the Company to continue as a going concern. The selected financial data for the year ended March 31, 1997 was derived from the Company's financial statements audited by Ernst & Young LLP. The following information should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                 NINE MONTHS
                                                 ENDED MARCH
                                                     31,                  FISCAL YEAR ENDED MARCH 31,
                                                 ------------  --------------------------------------------------
                                                   1993(1)        1994         1995         1996         1997
                                                 ------------  -----------  -----------  -----------  -----------
SELECTED STATEMENT OF OPERATIONS DATA:
  Net sales....................................   $1,527,457   $ 2,079,335  $ 1,249,403  $ 1,704,390  $ 5,530,861
  Cost of sales................................    1,053,180     1,753,352    1,298,420    3,324,757    3,968,539
                                                 ------------  -----------  -----------  -----------  -----------
  Gross profit (loss)..........................      474,277       325,983      (49,017)  (1,620,367)   1,562,322
  Selling and marketing expenses...............    1,261,571     1,087,461    1,035,863    1,308,767    2,406,010
  Research and development expenses............      647,810       678,279    1,035,705    1,213,471    1,563,228
  General and administrative expenses..........      574,676     1,322,888    1,747,090    1,709,327    1,736,184
  Write-off of investment in Mattan............       --           --           --           --           881,010
  Termination of strategic alliance with IBC...       --           --           --           --           331,740
  In-process research and development acquired
    in the Data.Site acquisition...............       --           --           --           --           250,000
                                                 ------------  -----------  -----------  -----------  -----------
  Loss from operations.........................   (2,009,780)   (2,762,645)  (3,867,675)  (5,851,932)  (5,605,850)
  Interest (expense) income....................     (201,697)     (434,851)    (322,540)      99,037       15,493
                                                 ------------  -----------  -----------  -----------  -----------
  Loss before extraordinary items..............   (2,211,477)   (3,197,496)  (4,190,215)  (5,752,895)  (5,590,357)
  Extraordinary gain from extinguishment of
    indebtedness...............................       --           --           381,730      --           --
                                                 ------------  -----------  -----------  -----------  -----------
  Net loss.....................................   $(2,211,477) $(3,197,496) $(3,808,485) $(5,752,895) $(5,590,357)
                                                 ------------  -----------  -----------  -----------  -----------
                                                 ------------  -----------  -----------  -----------  -----------

                                                 NINE MONTHS
                                                 ENDED MARCH
                                                     31,                  FISCAL YEAR ENDED MARCH 31,
                                                 ------------  --------------------------------------------------
                                                   1993(1)        1994         1995         1996         1997
                                                 ------------  -----------  -----------  -----------  -----------
SELECTED PER SHARE DATA:
  Loss per share before extraordinary
    item(2)....................................       --       $     (2.45) $     (1.59) $     (1.26) $      (.96)
  Extraordinary gain from extinguishment of
    indebtedness                                                   --               .15
                                                 ------------  -----------  -----------  -----------  -----------
  Net loss per share...........................       --       $     (2.45) $     (1.44) $     (1.26) $      (.96)
                                                 ------------  -----------  -----------  -----------  -----------
                                                 ------------  -----------  -----------  -----------  -----------
  Weighted average shares outstanding(3).......       --         1,288,751    2,584,722    4,556,959    5,833,326

                                                                           AT MARCH 31,
                                                 ----------------------------------------------------------------
                                                   1993(1)        1994         1995         1996         1997
                                                 ------------  -----------  -----------  -----------  -----------
SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents(4).................                $   308,764  $ 5,888,237  $    35,463  $   173,610
  Working capital(4)...........................                  1,287,587    6,756,149    5,818,492    8,018,616
  Total assets(5)..............................    7,459,161    12,325,029   16,883,975   15,674,568   19,320,611
  Long-term debt(5)............................    1,564,507     4,303,890      --           --            49,356
  Shareholders' equity(4)......................                  6,022,174   15,002,260   13,797,046   16,631,710

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

SEE ACCOMPANYING NOTES.

                          PREMIER LASER SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED MARCH 31
                                                                              1997         1996         1995
                                                                           -----------  -----------  -----------
OPERATING ACTIVITIES
Net loss.................................................................  $(5,590,357) $(5,752,895) $(3,808,485)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization........................................      841,467      814,401      812,196
    Write off of investment in Mattan Corporation........................      881,010      --           --
    Acquired in-process research and development.........................      250,000      --           --
    Stock options issued to Advisory Board members.......................      190,001      --           --
    Termination of strategic alliance with IBC...........................      125,000      --           --
    Provision (reversal) of allowance for doubtful accounts receivable...      177,515     (151,751)     --
    Issuance of stock and stock options in lieu of payment for
      services...........................................................      --           --            36,150
    Extraordinary gain from extinguishment of debt.......................      --           --          (381,730)
    Amortization of debt discount........................................      --           --           119,230
    Common stock forfeited upon cessation of employment..................      --           --           (55,760)
    Changes in operating assets and liabilities:
      Accounts receivable................................................   (1,382,560)     (92,716)     142,591
      Inventories........................................................     (779,277)     (14,665)     (21,880)
      Prepaid expenses and other current assets..........................     (351,438)    (110,565)     137,224
      Accounts payable...................................................     (272,769)     594,654     (411,197)
      Accrued liabilities................................................      319,936     (598,847)      28,907
                                                                           -----------  -----------  -----------
Net cash used in operating activities....................................   (5,591,472)  (5,312,384)  (3,402,754)

INVESTING ACTIVITIES
Purchase of short-term investments.......................................   (3,968,288)     --           --
Patent expenditures......................................................     (178,139)    (195,971)    (204,838)
Acquisition of Data.Site.................................................      (96,028)     --           --
Purchase of property and equipment.......................................      (24,477)    (219,723)     (45,785)
Note receivable pursuant to strategic alliance with IBC..................      --          (125,000)     --
                                                                           -----------  -----------  -----------
Net cash used in investing activities....................................   (4,266,932)    (540,694)    (250,623)

FINANCING ACTIVITIES
Proceeds from equity offerings...........................................   10,400,812      --        10,958,193
Net borrowings under line of credit......................................      800,000      --           --
Proceeds from exercise of stock options and warrants.....................      300,575          304      --
Principle payments on note payable and capital lease obligations.........     (454,836)     --        (3,126,195)
Increase in restricted cash..............................................   (1,050,000)     --           --
Proceeds from issuance of notes payable..................................      --           --         1,519,000
Proceeds from issuance of common stock warrants..........................      --           --           186,000
Repurchase of common stock...............................................      --           --           (19,148)
Repurchase of mandatorily redeemable warrants............................      --           --          (285,000)
                                                                           -----------  -----------  -----------
Net cash provided by financing activities................................    9,996,551          304    9,232,850
                                                                           -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.....................      138,147   (5,852,774)   5,579,473
Cash and cash equivalents at beginning of year...........................       35,463    5,888,237      308,764
                                                                           -----------  -----------  -----------
Cash and cash equivalents at end of year.................................  $   173,610  $    35,463  $ 5,888,237
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest...................................................  $   115,283  $    52,129  $   550,962

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

12. SUBSEQUENT EVENT

ACQUISITION OF EYESYS TECHNOLOGIES, INC.

    On April 24, 1997, the Company entered into an Agreement and Plan of Merger, pursuant to which it will acquire EyeSys Technologies, Inc. ("EyeSys"). Consummation of the transaction is subject to satisfaction of certain conditions. In connection with the merger, the Company will issue, to certain EyeSys creditors, shareholders, option holders and warrant holders, common stock having a value of $10,600,000, as well as options to purchase 165,000 shares of the Company's common stock which have a deemed value of $495,000. If EyeSys enters into certain license agreements related to its technology within 90 days of closing, the Company may be required to issue additional common stock or options to purchase common stock pursuant to the following formula: the Company shall issue securities with a value equal to 78% of the first $1,500,000 of license fees and 50% of additional license fees received prior to April 24, 1998.

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

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

    The directors and executive officers of the Company and their ages as of June 2, 1997 are as follows:

NAME                                                     AGE                             POSITION
---------------------------------------------------      ---      ------------------------------------------------------
Colette Cozean, Ph.D...............................          39   Director, Chairman of the Board, Chief Executive
                                                                    Officer, President and Director of Research

T. Daniel Caruso, Jr...............................          54   Senior Vice President, Sales and Marketing

Ronald E. Higgins..................................          55   Vice President, Regulatory Affairs and Quality
                                                                    Assurance, and Secretary

Michael L. Hiebert.................................          34   Vice President, Finance and Chief Financial Officer

Richard Roemer.....................................          63   Vice President, Operations and Industrial Lasers

Patrick J. Day.....................................          70   Director(1)

Grace Ching-Hsin Lin...............................          47   Director(1)(2)

G. Lynn Powell, D.D.S..............................          55   Director(2)

E. Donald Shapiro..................................          65   Director(1)(2)

------------------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

    All directors hold office until the next Annual Meeting of Shareholders or the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

    The business experience, principal occupations and employment, as well as periods of service, of each of the directors and executive officers of the Company during at least the last five (5) years are set forth below.

DIRECTORS AND OFFICERS

    COLETTE COZEAN, PH.D. is a founder of the Company and has been Chairman of the Board of Directors, President and Director of Research of the Company since it began operations in August 1991 and became the Chief Executive Officer in 1994. From April 1987 to August 1991, Dr. Cozean served as Director of Research and Development, Regulatory Affairs and Clinical Programs at Pfizer Laser and in such capacities managed the development of the laser technologies which were acquired by the Company from Pfizer Laser. Prior to April 1987, Dr. Cozean held various research positions at Baxter Edwards, a division of Baxter Healthcare Corporation ("Baxter"), and American Technology and Ventures, a division of American Hospital Supply Company ("American Hospital"). Baxter and American Hospital are manufacturers and suppliers of advanced medical products. Dr. Cozean holds several patents, has published many articles and has served as a member of the National Institutes of Health grant review committee. Dr. Cozean holds a Ph.D. in biomedical engineering and an M.S. in Electrical Engineering from Ohio State University, a B.S. in biomedical engineering from the University of Southern California, and a B.A. in physical sciences from Westmont College.

    T. DANIEL CARUSO, JR. has been Vice President, Sales and Marketing of the Company since July 1992 and became a Senior Vice President in May 1996. From July 1989 to April 1992, Mr. Caruso was Vice President, Sales and Marketing at Hycor Biomedical, a laboratory diagnostics company. From March 1988 to July 1989, Mr. Caruso was President and Chief Executive Officer of Physicians Home Infusion Care, a home health care company. Mr. Caruso has a B.S. in Biology and Chemistry and an M.B.A. in marketing from the University of Southern California.

    RONALD E. HIGGINS is a founder, Vice President, Regulatory Affairs and Quality Assurance and Secretary of the Company, a position he has held since January 1995. From the founding of the Company in August 1991 to January 1995, Mr. Higgins was Vice President, Operations. From September 1989 to August 1991, Mr. Higgins was Manager of Regulatory Affairs and Quality Assurance at Pfizer Laser. From January 1987 to September 1989, Mr. Higgins was Director of Regulatory Affairs at Cardio Pulmonics, a medical device company. Mr. Higgins holds a B.S. in Zoology from the University of Utah and has completed post graduate work in the areas of biochemistry, educational training, regulatory affairs, manufacturing and engineering.

    MICHAEL L. HIEBERT has been the Company's Vice President, Finance and Chief Financial Officer since November 5, 1996. Prior to joining the Company, Mr. Hiebert was the controller and director of management information systems and business analysis of Urethane Technologies, Inc., a plastics manufacturer, which position he held from 1994 to 1996. From 1992 to 1994, Mr. Hiebert was Vice President, Finance and Administration of Active Organics, Inc., a cosmetics manufacturer, and from 1987 to 1992 he was an accounting manager with the general engineering firm of C. A. Rasmussen, Inc.

    RICHARD ROEMER has been Vice President, Operations and Industrial Lasers of the Company since February 1995. From 1994 to 1995, Mr. Roemer was an independent consultant for the Company. From 1988 to 1994, Mr. Roemer was a consultant to and general manager of California Labs, JMED, Inc. and Pineridge Capital, which are manufacturers of laser-based medical products. Prior to 1988, Mr. Roemer founded the laser group of Mells Griot and served as the Chief Operating Officer of Hughes Aircraft Corporation. Mr. Roemer holds a B.S. degree in Mechanical Engineering from Rutgers University.

    PATRICK J. DAY has served as a director of the Company since August 1991. Mr. Day is a Certified Public Accountant and owns a CPA firm which he established in 1967. He has served as a director for several organizations including the First Presbyterian Church of Hollywood and many private companies. Mr. Day is the father of Dr. Cozean, the Company's Chairman of the Board, Chief Executive Officer and President. Mr. Day has a B.A. in accounting from the University of Idaho.

    GRACE CHING-HSIN LIN has served as a director of the Company since February 1992, representing a group of original investors in the Company. Ms. Lin has been an agent providing real estate consulting services for Security Trust Realty since April 1988 and an owner of South Pacific Investment, an investment management company, since 1989.

    G. LYNN POWELL, D.D.S. Dr. Powell joined the Board of Directors in January 1997. Dr. Powell has been on the faculty at the University of Utah since 1982, where he currently serves as the Assistant Dean for Dental Education in the School of Medicine and Professor in the Department of Pathology. He is a patent holder who has performed extensive research in the field of dentistry serving as primary investigator on several funded grants and is author or co-author of over 45 papers in journals, a majority of which relate to the use of lasers in dentistry. He serves as a reviewer for three dental and laser journals, has lectured nationally as well as internationally and routinely presents his work at research meetings. Dr. Powell is the current President of the International Society for Lasers in Dentistry. Dr. Powell received his D.D.S. from the University of Washington and was on the full time faculty in Restorative Dentistry at that institution for ten (10) years.

    E. DONALD SHAPIRO joined the Board of Directors in August 1994. Since 1983, Mr. Shapiro has served as the Joseph Solomon Distinguished Professor of Law at New York Law School where he served as both Dean and Professor of Law from 1973 to 1983. He is Supernumerary Fellow of St. Cross College at Oxford University, England. Mr. Shapiro received a J.D. degree at Harvard Law School. He currently serves on the Boards of Directors for several public companies including Loral Space and Communications, Ltd., Eyecare Products PLC, Kranzco Realty Trust, Group Health Incorporated, Vasomedical Corporation, MacroChem Corporation, United Industrial, Telepad, Inc. and Food Entertainment, Inc. He also serves on the Board of Directors of Bank Leumi NY. Mr. Shapiro is special counsel to the law firm of Herzfeld and Rubin, which firm is representing the Company in the Fiber Litigation described above under "Business-- Legal Proceedings." Mr. Shapiro is not a partner of such firm and receives no compensation calculated by reference to such firm's profits.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, and the regulations thereunder, require the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company, and to furnish the Company with copies of all Section 16(a) forms they file.

    During the most recent fiscal year ended March 31, 1997, G. Lynn Powell, D.D.S., a director of the Company, failed to file on a timely basis an Initial Statement of Beneficial Ownership of Securities on Form 3.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two (2) fiscal years ended March 31, 1996 and 1997, all other Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning compensation paid to the Company's Chief Executive Officer and each other executive officer of the Company who received an annual salary and bonus of more than $100,000 for services rendered to the Company during the fiscal year ended March 31, 1997.

                                                                                        LONG-TERM
                                                                   ANNUAL          COMPENSATION AWARDS
                                                               COMPENSATION(1)     --------------------
                                                            ---------------------       SECURITIES         ALL OTHER
         NAME AND PRINCIPAL POSITION           FISCAL YEAR    SALARY      BONUS     UNDERLYING OPTIONS   COMPENSATION
---------------------------------------------  -----------  ----------  ---------  --------------------  -------------
Colette Cozean, Ph.D, President, ............        1997   $  151,064     --              217,500        $  32,300(2)
  Chief Executive Officer and                        1996   $  112,000     --              140,000        $  19,800(3)
  Director of Research                               1995   $   97,500  $  20,000          358,650        $   4,800(4)

T. Daniel Caruso, Jr. .......................        1997   $  105,625  $  10,000          109,500        $   --
  Senior Vice President,                             1996   $   90,625  $  10,000           95,000        $   --
  Sales and Marketing                              --       $   --      $  --               --            $   --

------------------------

(1) Excludes perquisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which in the aggregate, for each of the named persons did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person. The Company has agreed to enter into Termination Agreements with the above executive officers which will provide, when executed, that in the event of a termination of employment following a change in control of the Company, as defined in such agreement, the named executive officer will receive (i) a lump sum cash payment equal to two times the highest annual level of total cash compensation paid to that officer during the three (3) calendar years prior to the termination; (ii) immediate vesting of all previously granted stock options; and (iii) continuing health benefits for a period of twenty-four
    (24) months. The Company has also entered into Employment Agreements with each of the named persons which provide for two to four (4) months of severance benefits upon their termination of employment. Based upon salary levels as of June 5, 1997, such severance benefits range from approximately $36,668 to $55,000 for each of the named persons.

(2) Represents the full amount of premiums paid by the Company ($27,500) for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance of $4,800.

(3) Represents the full amount of premiums paid by the Company ($15,000) for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance for Dr. Cozean ($4,800).

(4) Represents an auto allowance for Dr. Cozean.

OPTIONS GRANTED IN LAST FISCAL YEAR

    The following table sets forth certain information concerning stock options granted to the named executive officers during the fiscal year ended March 31, 1997. This information includes hypothetical potential gains from stock options granted in fiscal 1997. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of the Company's Common Stock price over the 10 year life of the stock options granted in 1997. These assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects.

                                                                                                   POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED ANNUAL
                              NUMBER OF       PERCENT OF TOTAL                                        RATES OF STOCK
                              SHARES OF            OPTIONS                                        PRICE APPRECIATION FOR
                            COMMON STOCK         GRANTED TO         EXERCISE OR                        OPTION TERM
                             UNDERLYING       EMPLOYEES DURING      BASE PRICE     EXPIRATION    ------------------------
NAME                       OPTIONS GRANTED       FISCAL YEAR       PER SHARE(1)       DATE         5%($)        10%($)
-------------------------  ---------------  ---------------------  -------------  -------------  ----------  ------------
Colette Cozean, Ph.D.....      217,500(2)                38%         $   6.125           2007    $  837,805  $  2,123,163

T. Daniel Caruso, Jr.....      109,500(3)                19%         $   6.125           2007    $  421,792  $  1,068,903

------------------------

(1) The options were granted at an exercise price at least equal to the fair market value of the Class A Common Stock on the date of grant. The exercise price may be paid by delivery of cash or already owned shares, subject to certain conditions.

(2) Such options vest in three equal annual installments commencing March 31, 1998.

(3) Such options vest in three equal annual installments commencing March 31, 1998.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

    The following table sets forth certain information regarding stock options exercised by the named executive officers during the fiscal year ended March 31, 1997, as well as the number of exercisable and unexercisable in-the-money stock options and their values at fiscal year-end. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option.

                                                                                                     VALUE OF UNEXERCISED
                                                                        NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS
                                     SHARES ACQUIRED       VALUE      OPTIONS AT MARCH 31, 1997      AT MARCH 31, 1997(A)
                                       ON EXERCISE       REALIZED     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                                    -----------------  -------------  --------------------------  --------------------------
Colette Cozean, Ph.D..............              0        $       0       141,730        574,420    $  97,115    $   204,710

T. Daniel Caruso, Jr..............              0        $       0        37,530        179,500    $  20,000    $    37,500

------------------------

(A) Represents the Nasdaq closing price of underlying securities at fiscal year end, minus the exercise price of the options.

DIRECTOR COMPENSATION

    All directors are elected annually and hold office until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified. The Company pays to all nonemployee directors $1,000 per Board meeting attended, $1,000 per committee meeting attended which is not in conjunction with a Board meeting, $500 per committee meeting attended in conjunction with a Board meeting, and $500 per telephonic Board or committee meeting. Directors are also reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees. Mr. Shapiro also receives a fee of $1,000 per month as compensation for additional consulting services relating to the Company's pending litigation matter and to new business issues.

    The Company may also periodically award options or warrants to its directors, under its existing stock option plans and otherwise. The Company's outstanding Stock Option Plans include: (i) the 1995 Stock Option Plan which provides for the granting of "incentive stock options," within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options"), and nonstatutory options; (ii) the 1996 Stock Option Plan which also provides for the granting of Incentive Stock Options and nonstatutory stock options; (iii) the February 1996 Stock Option Plan which provides for the granting of nonstatutory stock options, and (iv) the 1997 Stock Option Plan, described below.

    The Company's 1997 Stock Option Plan (the "1997 Plan") authorizes the Company to grant options to purchase shares of the Company's Class A Common Stock, no par value, to selected officers, directors, key employees and other providers of service to the Company, with the aggregate number of shares to be delivered upon exercise not to exceed 1,500,000.

    The 1997 Plan terminates in February 2007. Options granted under the 1997 plan will have a term not to exceed ten (10) years and an exercise price in an amount determined by the Board of Directors or the committee administering the Plan. As of June 11, 1997, options to purchase an aggregate of 1,033,000 shares of the Company's Class A Common Stock had been issued under the 1997 Plan to the Company's directors and executive officers, at an exercise price of $6.125 per share.

    The Company's Articles of Incorporation and indemnification agreements entered into between the Company and certain of the Company's directors and officers require the Company to indemnify such officers and directors to the fullest extent permitted by applicable law against liabilities incurred in connection with their duties as officers and directors of the Company. Such indemnification rights may extend to liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the fiscal year ended March 31, 1997, the members of the Compensation Committee were Grace Ching-Hsin Lin, G. Lynn Powell, D.D.S. and E. Donald Shapiro, all of whom are non-employee directors of the Company. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors hereby submits its report concerning the compensation of the Company's executive officers, including the Chief Executive Officer. The Compensation Committee is responsible for setting and administering the compensation policies of the Company with respect to its executive officers.

    The Company's executive compensation program is designed to align executive compensation with the Company's business strategy and performance. The goals of the executive compensation program are:

(i) to attract and retain key executives critical to the success of the Company;
(ii) to provide levels of compensation which are competitive with other entities in the industry of similar size; and (iii) to motivate executives to enhance long-term shareholder value by building appropriate ownership in the Company.

    The annual compensation has been considered for the executive officers, including Dr. Colette Cozean, the Company's President and Chief Executive Officer, including base salaries, coupled with stock options and other incentives. Base salaries are the fixed component of the executive officers' compensation package. Salaries are set and adjusted based upon competitive standards and individual performance.

    The award of any bonuses is based upon the performance of the Company during the prior year and the contribution of each individual executive officer to the Company's performance. Among the factors (the "Performance Factors") which the Committee has established to assess the Company's overall performance are: the Company's performance against budget and targets for sales, expenses and revenue, and the successful implementation of both short and long-term corporate strategies for enhancing shareholder value (e.g. strategic acquisitions, divestitures, facilities expansion, productivity, improvements, etc.) and product development along with technical advances as well as new patents.

    A substantial portion of the compensation of executive officers is based upon the award of stock options which rely on increases in the value of the Company's Common Stock. The issuance of options is intended to encourage such employees to establish a meaningful, long-term ownership interest in the Company consistent with the interests of the Company's shareholders. Under the Company's stock option plans, options are granted from time to time to certain officers, directors and key employees of the Company and its subsidiaries at the fair market value of the Company's Common Stock at the time of grant. Because the compensation element of options is dependent on increases over time in the market value of such shares, stock options represent compensation that is tied to the Company's long-term performance.

    The Committee has reviewed the 1997 base salaries of each of the executive officers and is of the opinion that such salaries are not at all unreasonable in view of those paid by the Company's competitors of a similar size. The Committee also reviewed the stock options awarded in 1997 and is of the opinion that the option awards are reasonable in view of the officers' individual performance and positions with the Company.

    The Committee has also reviewed Dr. Cozean's base salary for 1997 and is of the opinion that her salary is not unreasonable in view of those paid to Chief Executive Officers of the Company's competitors of similar size. Dr. Cozean received options for the purchase of 217,500 shares of the Company's common stock all at prices equaling the Company's then current trading price, subject to a three (3) year vesting schedule, for her past and anticipated services to the Company, which the Committee believes to be reasonable and appropriate in light of her individual performance and that of the Company during 1997 based upon the performance factors discussed above. Dr. Cozean was not paid any cash bonus for 1997.

COMPENSATION COMMITTEE:
E. Donald Shapiro
Grace Ching-Hsin Lin
G. Lynn Powell, D.D.S.

PERFORMANCE GRAPH

    Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Class A Common Stock, based on its market price, with the cumulative total return of companies on the Nasdaq Stock Market (U.S. common stocks) and the Hambrecht & Quist Technology Index, assuming reinvestment of dividends, for the period beginning December 1, 1994 through the Company's fiscal year ended March 31, 1997. The Company's Class A Common Stock was initially offered to the public on November 30, 1994. This graph assumes that the value of the investment in the Company's Class A Common Stock and each of the comparison groups was $100 on December 1, 1994.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

           PREMIER LASER    NASDAQ STOCK       HAMBRECHT &
            Systems, Inc.      Market (US)   Quist Technology
12/01/94          $100.00          $100.00            $100.00
3/31/95            $80.00          $109.00            $115.00
3/31/96           $172.50          $148.00            $156.00
3/31/97           $110.00          $165.00            $181.00

                                                                         12/1/94    3/31/95    3/31/96    3/31/97
                                                                        ---------  ---------  ---------  ---------
Premier Laser Systems, Inc............................................  $  100.00  $   80.00  $  172.50  $  110.00
NASDAQ Stock Market (US)..............................................  $  100.00  $  109.00  $  148.00  $  165.00
Hambrecht & Quist Technology Index....................................  $  100.00  $  115.00  $  156.00  $  181.00

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as of June 11, 1997, regarding the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. The following table treats the Common Stock, the Class E-1 Common Stock and the Class E-2 Common Stock as a single class.

                                                                             AMOUNT AND NATURE OF   PERCENT OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                      BENEFICIAL OWNERSHIP         STOCK
---------------------------------------------------------------------------  --------------------  -------------------
Colette Cozean, Ph.D.(2)...................................................          318,185                  2.4%
Patrick J. Day(3)..........................................................          242,981                  1.9%
E. Donald Shapiro(4).......................................................           40,000                *
Ronald E. Higgins(5).......................................................          107,820                *
Grace Ching-Hsin Lin(6)....................................................           62,801                *
T. Daniel Caruso, Jr.(7)...................................................           78,052                *
Michael L. Hiebert(8)......................................................           18,000                *
Richard Roemer(9)..........................................................            5,000                *
G. Lynn Powell, D.D.S.(10).................................................           31,501                *
All directors and executive officers as a group (9 persons)(10)............          904,340                  6.8%

------------------------

*   Less than 1%.

(1) The address of each of Dr. Cozean, Ms. Lin and Messrs. Day, Caruso, Hiebert, Higgins, Shapiro and Roemer is 3 Morgan, Irvine, California 92618. Unless otherwise noted, the Company believes that all persons named in the table have sole investment and voting power with respect to all shares of Class A Common Stock beneficially owned by such person, such shares, subject to community property laws where applicable.

(2) Includes 49,144 shares of Class A Common Stock, 43,514 shares of Class E-1 Common Stock and 43,514 shares of Class E-2 Common Stock held by Dr. Cozean and 1,594 shares of Class A Common Stock, 1,412 shares of Class E-1 Common Stock and 1,412 shares of Class E-2 Common Stock held by Dr. Cozean as custodian for her two minor children. Also includes 177,595 shares of Class A Common Stock subject to options exercisable within sixty (60) days.

(3) Includes 54,263 shares of Class A Common Stock, 48,047 shares of Class E-1 Common Stock and 48,047 shares of Class E-2 Common Stock. Also includes 58,992 shares of Class A Common Stock, 16,816 shares of Class E-1 Common Stock and 16,816 shares of Class E-2 Common Stock subject to warrants and options exercisable within sixty (60) days.

(4) Includes 40,000 shares of Class A Common Stock subject to Class A Warrants and other warrants and options exercisable within sixty (60) days.

(5) Includes 24,400 shares of Class A Common Stock, 30,460 shares of Class E-1 Common Stock and 30,460 shares of Class E-2 Common Stock. Also includes 22,500 shares of Class A Common Stock subject to options exercisable within sixty (60) days.

(6) Includes 6,330 shares of Class A Common Stock, 5,605 shares of Class E-1 Common Stock and 5,605 shares of Class E-2 Common Stock held by Linco Investments, a limited partnership in which Ms. Lin's husband serves as a general partner, and 1,899 shares of Class A Common Stock, 1,681 shares of Class E-1 Common Stock and 1,681 shares of Class E-2 Common Stock held by the pension plan for Ms. Lin's husband. Also includes 40,000 shares of Class A Common Stock subject to warrants exercisable within sixty (60) days.

(7) Includes 13,722 shares of Common Stock, 12,150 shares of Class E-1 Common Stock and 12,150 shares of Class E-2 Common Stock. Also includes 32,022 shares of Class A Common Stock, 4,004 shares of Class E-1 Common Stock and 4,004 shares of Class E-2 Common Stock subject to options exercisable within sixty (60) days.

(8) Includes 18,000 shares of Class A Common Stock subject to warrants and options exercisable within sixty (60) days.

(9) Includes 5,000 shares of Class A Common Stock subject to warrants and options exercisable within sixty (60) days.

(10) Includes 31,501 shares of Class A Common Stock subject to warrants and options exercisable within sixty (60) days.

(11) Includes 151,352 shares of Class A Common Stock, 142,869 shares of Class E-1 Common Stock and 142,869 shares of Class E-2 Common Stock. Also includes 425,610 shares of Class A Common Stock, 20,820 shares of Class E-1 Common Stock and 20,820 shares of Class E-2 Common Stock subject to warrants and options exercisable within sixty (60) days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Neither the Company nor any of its directors, nominees, executive officers or beneficial owners of more than five percent of the outstanding Common Stock, or any immediate family member of the foregoing, are, or during fiscal 1997 at any time, were, or are proposed to be, parties to, or have a direct or indirect material interest in, any relationships or transactions, or series of related transactions, described in Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                             PAGE IN
                                                                                          ANNUAL REPORT
                                                                                         ON FORM 10-K/A
                                                                                         ---------------
(a)   The following documents are filed as part of this Annual Report on Form 10-K/A:

      (1) Report of Ernst & Young LLP, Independent Auditors............................         25

          Report of Price Waterhouse LLP, Independent Accountants......................         26

          Consolidated Balance Sheets at March 31, 1997 and 1996.......................         27

          Consolidated Statements of Operations for the Years Ended March 31, 1997,
            1996 and 1995..............................................................         28

          Consolidated Statements of Shareholders' Equity for the years ended March 31,
            1997, 1996 and 1995........................................................         29

          Consolidated Statements of Cash Flows for the Years Ended March 31, 1997,
            1996 and 1995..............................................................         30

          Notes to Consolidated Financial Statements...................................         31

      (2) Financial Statements Schedules

          Schedule II--Valuation and Qualifying Accounts for the Years Ended March
            1997, 1996 and 1995........................................................         42

          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)............         52

 EXHIBITS
-----------
       3.1   Amended and Restated Articles of Incorporation filed with the California Secretary of State on
               November 23, 1994. (incorporated herein by this reference to Exhibit 4.8 to the Registrant's
               Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1994)

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

 EXHIBITS
-----------
      10.5   Form of International Distribution Agreement (incorporated herein by this reference to Exhibit
               10.12 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

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

 EXHIBITS
-----------
      10.17  Industrial Lease dated December 6, 1995 between the Registrant and Irvine Company
               (incorporated herein by this reference to Exhibit 10.22 to the Registrant's Annual Report on
               Form 10-KSB for the fiscal year ended March 31, 1996).

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

      10.20  Share Exchange Agreement dated December 20, 1995 among the Registrant, 658994 Alberta Ltd.,
               658997 Alberta Ltd. and Mattan Corporation (incorporated herein by this reference to Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31,
               1995).

      10.21  Purchasing Agreement dated December 20, 1995 between Registrant and Mattan Corporation
               (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Quarterly Report
               on Form 10-QSB for the quarter ended December 31, 1995).

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

 EXHIBITS
-----------
      10.28  1995 Employee Stock Option Plan, together with form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit
               10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
               1996).

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

      10.31  Loan Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank, together with Schedule to Loan Agreement dated June 3, 1996 (incorporated herein by this reference to
               Exhibit 10.36 to the Registrant's Registration Statement on Form SB-2 Registration No.
               333-04219).

      10.32  Pledge Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank
               (incorporated herein by this reference to Exhibit 10.37 to the Registrant's Registration
               Statement on Form SB-2 Registration No. 333-04219).

      10.33  Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.38 to the Registrant's Registration Statement on Form
               SB-2 Registration No. 333-04219).

      10.34  Registration Rights Agreement dated June 3, 1996 between the Registrant and Silicon Valley
               Bank (incorporated herein by this reference to Exhibit 10.39 to the Registrant's
               Registration Statement on Form SB-2 Registration No. 333-04219).

      10.35  Antidilution Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank
               (incorporated herein by this reference to Exhibit 10.40 to the Registrant's Registration
               Statement on Form SB-2 Registration No. 333-04219).

      10.36  Agreement dated August 12, 1996 between the Registrant and Circuit Tree Medical, Inc.
               (incorporated herein by this reference to Exhibit 10.42 to the Registrant's Registration
               Statement on Form SB-2 Registration No. 333-04219).

      10.37  Amendment to Loan Agreement together with Schedule, dated February 13, 1997, between the
               Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

      10.38  Pledge Agreement dated February 13, 1997 between the Registrant and Silicon Valley Bank
               (incorporated herein by this reference to Exhibit 10.38 to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended March 31, 1997).

      10.39  Joint Venture Agreement dated January 31, 1997 between the Registrant, RSS, LLC and Data.Site
               (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended March 31, 1997).

      10.40  Operating Agreement of Data.Site dated January 31, 1997 (incorporated herein by this reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1997).

 EXHIBITS
-----------
      10.41  Agreement and Plan of Merger dated April 24, 1997 between the Registrant, Premier Acquisition of Delaware, Inc. and EyeSys Technologies, Inc. (incorporated herein by this reference to
               Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March
               31, 1997).

      21     Subsidiaries*

      23.1   Consent of Ernst & Young LLP.*

      23.2   Consent of Price Waterhouse LLP.*

      27     Financial Data Schedule (incorporated herein by this reference to Exhibit 27 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

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

                                Dated: June 2, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                       TITLE                    DATE
      -------------------------  --------------------------  -------------------

                                 Chief Executive Officer,
By:      /s/ COLETTE COZEAN        President (Principal
      -------------------------    Executive Officer),       Dated: June 2, 1997
        Colette Cozean, Ph.D.      Director

By:      /s/ PATRICK J. DAY
      -------------------------  Director                    Dated: June 4, 1997
           Patrick J. Day

By:     /s/ GRACE CHING-HSIN
                 LIN
      -------------------------  Director                    Dated: June 4, 1997
        Grace Ching-Hsin Lin

By:     /s/ E. DONALD SHAPIRO
      -------------------------  Director                    Dated: June 4, 1997
          E. Donald Shapiro

                                 Chief Financial Officer
By:    /s/ MICHAEL L. HIEBERT      (Principal Financial
      -------------------------    Officer and Principal     Dated: June 2, 1997
         Michael L. Hiebert        Accounting Officer)

By:      /s/ G. LYNN POWELL
      -------------------------  Director                    Dated: June 3, 1997
       G. Lynn Powell, D.D.S.

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

EXHIBIT NO.
-----------
     10.13   1992 Stock Option Plan, together with form of Nonstatutory Stock Option Agreement and form of
             Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 4.5 to the
             Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).........................
     10.14   Employee Bonus Stock Plan, together with form of Bonus Stock Agreement (incorporated herein by this reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2, Registration No.
             33-83984)............................................................................................
     10.15   Assignment and Modification Agreement dated July 26, 1991, among the Registrant, Pfizer Hospital
             Products Group and Medical Laser Technologies Limited (incorporated herein by this reference to
             Exhibit 10.4 of the Registrant's Registration Statement on Form SB-2, Registration Number
             33-83984)............................................................................................
     10.16   Letter agreement dated October 13, 1987 between Pfizer Laser Systems, Inc. and Duke University, together with patent assignment as filed in the U.S. Patent and Trademark Office on October 23, 1993
             (incorporated herein by this reference to Exhibit 10.8 to the Registrant's Registration Statement on
             Form SB-2, Registration Number 33-83984).............................................................
     10.17   Industrial Lease dated December 6, 1995 between the Registrant and Irvine Company (incorporated herein by this reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the
             fiscal year ended March 31, 1996)....................................................................
     10.18   Use and Cost Sharing Agreement dated December 1, 1995 between the Registrant and Biopsys Medical,
             Inc. (incorporated herein by this reference to Exhibit 10.23 to the Registrant's Annual Report on
             Form 10-KSB for the fiscal year ended March 31, 1996)................................................
     10.19   Letter of Intent dated October 19, 1995 between the Registrant and International Biolaser
             Corporation, together with related Promissory Note dated October 19, 1995 payable to Registrant in the original principal amount of $125,000, and Security Agreement dated October 19, 1995 between the
             Registrant and International Biolaser Corporation (incorporated herein by this reference to Exhibit
             10.24 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).....
     10.20   Share Exchange Agreement dated December 20, 1995 among the Registrant, 658994 Alberta Ltd., 658997
             Alberta Ltd. and Mattan Corporation (incorporated herein by this reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995)................
     10.21   Purchasing Agreement dated December 20, 1995 between Registrant and Mattan Corporation (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the
             quarter ended December 31, 1995).....................................................................
     10.22   Exclusive Licensing Agreement dated June 1, 1992 between the Registrant and Quentin M. Murphy, D.D.S.
             (incorporated herein by this reference to Exhibit 10.27 to the Registrant's Annual Report on Form
             10-KSB for the fiscal year ended March 31, 1996).....................................................
     10.23   Broker Agreement dated March 13, 1996 among the Registrant, First National Marketing Services, Inc.
             and William F. Sullivan (incorporated herein by this reference to Exhibit 10.29 to the Registrant's
             Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996)...............................
     10.24   Form of Consulting Agreement (incorporated herein by this reference to Exhibit 10.30 to the
             Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996)..................
     10.25   Radiation Services Agreement dated January 10, 1994 between the Registrant and SteriGenics
             International (incorporated herein by this reference to Exhibit 10.31 to the Registrant's Annual
             Report on Form 10-KSB for the fiscal year ended March 31, 1996)......................................

EXHIBIT NO.
-----------
     10.26   Form of Nonstatutory Stock Option Agreement between the Registrant and Colette Cozean (granting option to purchase 358,650 shares of Registrant's Common Stock) (incorporated herein by this reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
             March 31, 1996)......................................................................................
     10.27   Form of Termination Agreement between the Registrant and certain of the Registrant's Executive
             Officers (incorporated herein by this reference to Exhibit 10.33 to the Registrant's Annual Report on
             Form 10-KSB for the fiscal year ended March 31, 1996)................................................
     10.28   1995 Employee Stock Option Plan, together with form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 10.34 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996)....................
     10.29   February 1996 Stock Option Plan (incorporated herein by this reference to Exhibit 10.35 to the
             Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996)..................
     10.30   1996 Stock Option Plan (incorporated herein by this reference to Exhibit 10.36 to the Registrant's
             Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996)...............................
     10.31   Loan Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank, together with
             Schedule to Loan Agreement dated June 3, 1996 (incorporated herein by this reference to Exhibit 10.36 to the Registrant's Registration Statement on Form SB-2 Registration No. 333-04219)..................
     10.32   Pledge Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.37 to the Registrant's Registration Statement on Form SB-2
             Registration No. 333-04219)..........................................................................
     10.33   Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.38 to the Registrant's Registration Statement on Form SB-2 Registration
             No. 333-04219).......................................................................................
     10.34   Registration Rights Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank
             (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Registration Statement on
             Form SB-2 Registration No. 333-04219)................................................................
     10.35   Antidilution Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank
             (incorporated herein by this reference to Exhibit 10.40 to the Registrant's Registration Statement on
             Form SB-2 Registration No. 333-04219)................................................................
     10.36   Agreement dated August 12, 1996 between the Registrant and Circuit Tree Medical, Inc. (incorporated herein by this reference to Exhibit 10.42 to the Registrant's Registration Statement on Form SB-2
             Registration No. 333-04219).
     10.37   Amendment to Loan Agreement together with Schedule, dated February 13, 1997, between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.37 to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended March 31, 1997).................................
     10.38   Pledge Agreement dated February 13, 1997 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the
             fiscal year ended March 31, 1997)....................................................................
     10.39   Joint Venture Agreement dated January 31, 1997 between the Registrant, RSS, LLC and Data.Site
             (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Annual Report on Form
             10-K for the fiscal year ended March 31, 1997).......................................................
     10.40   Operating Agreement of Data.Site dated January 31, 1997 (incorporated herein by this reference to
             Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
             1997)................................................................................................

EXHIBIT NO.
-----------
     10.41   Agreement and Plan of Merger dated April 24, 1997 between the Registrant, Premier Acquisition of
             Delaware, Inc. and EyeSys Technologies, Inc. (incorporated herein by this reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).............
     21      Subsidiaries*
     23.1    Consent of Ernst & Young LLP*........................................................................
     23.2    Consent of Price Waterhouse LLP*.....................................................................
     27      Financial Data Schedule (incorporated herein by this reference to Exhibit 27 to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended March 31, 1997)

------------------------

+ Confidential treatment has been granted with respect to portions of this Exhibit.

+  Incorporated by reference herein.

*   Filed herewith.