Form 10-Q
period 1997-06-30
PREMIER LASER SYSTEMS INC
filed 1997-08-14
CIK 878543

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

                                      OR

[_]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________

                        Commission file number  0-13966
                                                -------

                          Premier Laser Systems, Inc.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

        California                                          33-0476284
        ----------                                          ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


                      3 Morgan, Irvine, California, 92618
                      -----------------------------------
                    (Address of principal executive offices)

                                 (714) 859-0656
                                 --------------
             (Registrant's telephone number, including area code)

                       ---------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [_]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [_]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date [August 12, 1997]:

                 Class A Common Stock:    10,761,323 Shares
                                          __________

                 Class E-1 Common Stock:   1,257,499 Shares
                                          ----------

                 Class E-2 Common Stock:   1,257,499 Shares
                                          ----------

                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements.
          ---------------------

                           PREMIER LASER SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     JUNE 30,        MARCH 31,
                                                                      1997             1997
                                                                   -------------   --------------
                                                                    (Unaudited)
                           Assets

Current assets:
  Cash and cash equivalents                                        $ 15,224,931     $    173,610
  Short-term investments                                              9,775,235        3,968,288
  Restricted cash                                                     1,050,000        1,050,000
  Accounts receivable, net of allowance for doubtful accounts of
    $382,198 at June 30, 1997 and $387,263 at March 31, 1997          2,655,799        1,718,312
  Inventories                                                         3,226,121        2,964,632
  Prepaid expenses and other current assets                           1,084,935          783,319
                                                                   ------------     ------------
Total current assets                                                 33,017,021       10,658,161
Property and equipment, net                                             802,854          780,945
Intangibles, net                                                      7,703,245        7,875,028
Other assets                                                              6,477            6,477
                                                                   ------------     ------------
Total assets                                                       $ 41,529,597     $ 19,320,611
                                                                   ============     ============

                  Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                                                 $    957,154     $  1,217,256
  Line of credit                                                           -             800,000
  Accrued compensation and related costs                                293,346          318,000
  Other accrued liabilities                                             351,872          272,369
  Notes payable and current portion of capital lease obligations         20,451           31,920
                                                                   ------------     ------------
Total current liabilities                                             1,622,823        2,639,545

Capital lease obligations, net of current portion                        34,449           49,356
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares--8,850,000
     Issued and outstanding shares--none                                   -               -
  Common stock, Class A, no par value:
     Authorized shares--35,600,000
     Issued and outstanding shares--10,719,823 at June 30, 1997
        and 7,313,841 at March 31, 1997                              51,273,340       27,320,449
  Common stock, Class E-1, no par value:
     Authorized shares--2,200,000
     Issued and outstanding shares--1,257,499 at June 30, 1997
        and 1,257,178 at March 31, 1997                               4,769,878        4,769,878
  Common stock, Class E-2, no par value:
     Authorized shares--2,200,000
     Issued and outstanding shares--1,257,499 at June 30, 1997
        and 1,257,178 at March 31, 1997                               4,769,878        4,769,878
  Warrants and options                                                3,979,255        3,978,276
  Accumulated deficit                                               (24,920,026)     (24,206,771)
                                                                   ------------     ------------
Total shareholders' equity                                           39,872,325       16,631,710
                                                                   ------------     ------------
                                                                   $ 41,529,597     $ 19,320,611
                                                                   ============     ============


                  See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended
                                                    June 30,
                                            ----------       ----------
                                               1997              1996
                                            ----------       ----------
Net sales                                   $2,105,447       $1,254,082
Cost of sales                                1,295,980        1,028,611
                                            ----------       ----------

Gross profit                                   809,467          225,471

Selling and marketing expenses                 815,023          461,772
Research and development expenses              513,499          126,779
General and administrative expenses            363,986          326,786
                                            ----------       ----------

Loss from operations                          (883,041)        (689,866)

Interest income (expense), net                 169,786           (7,194)
                                            ----------       ----------

Net loss                                    $ (713,255)      $ (697,060)
                                            ==========       ==========

Net loss per share                          $    (0.08)      $    (0.15)
                                            ==========       ==========
Shares used in the computation of net
   loss per share                            8,749,508        4,719,923
                                            ==========       ==========

           See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.

                    CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Three Months Ended
                                                                     June 30,
                                                             ----------       ----------
                                                                1997             1996
                                                            -----------       ----------
Operating Activities
Net Loss                                                    $  (713,255)      $ (697,060)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                               255,562          302,892
    Exchange of product for clinical studies                        -            (28,468)
    Provision of allowance for doubtful accounts receivable      (5,065)         (28,450)
    Changes in operating assets and liabilities:
        Accounts receivable                                    (932,421)        (577,435)
        Inventories                                            (261,489)        (281,484)
        Prepaid expenses and other current assets              (301,615)        (453,393)
        Other assets                                                -             45,000
        Accounts payable                                       (260,102)       1,104,649
        Accrued liabilities                                      39,849           64,039
                                                            -----------       ----------
Net cash used in operating activities                        (2,178,536)        (549,710)

Investing activities
Purchase of short-term investments                           (5,806,947)            -
Purchase of property and equipment                              (68,681)         (17,666)
Patent expenditures                                             (18,833)         (31,404)
Other                                                            (3,175)            -
                                                            -----------       ----------
Net cash used in investing activities                        (5,897,636)         (49,070)

Financing activities
Proceeds from exercise of stock options and warrants         23,953,869          299,198
Increase (decrease) in line of credit borrowings               (800,000)         400,000
Principle payments on note payable and capital lease
  obligations                                                   (26,376)            -
                                                            -----------       ----------
Net cash provided by financing activities                    23,127,493          699,198
                                                            -----------       ----------

Net increase in cash and cash equivalents                    15,051,321          100,418
Cash and cash equivalents at beginning of period                173,610           35,463
                                                            -----------       ----------

Cash and cash equivalents at end of period                  $15,224,931       $  135,881
                                                            ===========       ==========


See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED


NOTE 1: General

     In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

     The financial information in this quarterly report should be read in conjunction with the March 31, 1997 financial statements and notes thereto included in the Company's annual report filed on Form 10-K, as amended, for the fiscal year ending March 31, 1997.

     The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its laser products. In addition, the Company intends to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for its laser technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in new business enterprises. The Company believes the proceeds from the exercise of its outstanding warrants and options to acquire the Company's securities will be sufficient to meet its working capital requirements through at least fiscal 1998.


NOTE 2:  Joint Venture

     The accompanying condensed consolidated financial statements include the accounts of the Company and its 51% owned subsidiary Data.Site, LLC, which is a joint venture established on January 31, 1997. All intercompany transactions and balances have been eliminated.

NOTE 3:  Inventories

Inventories are summarized as follows:

                             June 30, 1997   March 31, 1997
                             -------------   --------------

     Raw materials           $1,456,274       $1,583,460
     Work-in-process            235,372          101,802
     Finished goods           1,534,475        1,279,370
                             ----------       ----------

                             $3,226,121       $2,964,632
                             ==========       ==========

NOTE 4:  Litigation

     The Company entered into an agreement with Infrared Fiber Systems, Inc.
(IFS), as a supplier of certain fiber optics that expires in the fiscal year ending March 31, 2002. The agreement requires the supplier to sell exclusively to the Company fiber optics for medical and dental applications as long as the Company purchases defined minimum amounts.

     In March 1994, the Company initiated litigation against IFS. The Company's complaint alleges that IFS and two of its officers misrepresented IFS' ability to supply optical fibers , and the IFS breached it s supply agreement and certain warranties. In April 1994, IFS filed a cross-complaint alleging breach of contract and intentional interference with prospective economic advantage, seeking declaratory relief that the contract has been terminated and that IFS is free to market its fiber optics to others. In July 1994, Coherent, Inc., a major shareholder of IFS and a manufacturer of medical lasers which employ IFS optical fibers, joined the lawsuit for the express purpose of defending their rights to the IFS optical fibers. In May 1995, the Company instituted litigation concerning this dispute in Orange County, California Superior Court against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit and interfered with the Company's contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995, the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by the Company in the federal action. No trial date has been set.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations

     The Company's net sales for the quarter ended June 30, 1997 (the "1997" Quarter") increased by 68% to $2,105,000 from $1,254,000 for the quarter ended June 30, 1996 (the "1996 Quarter"). The increase is primarily attributable to continued growth in sales in the dental market, and sales from the Company's 51% owned subsidiary Data.Site, LLC ("Data.Site), offset in part by a decrease in sales of surgical and ophthalmic products.

     The year-to-year increase in sales to the dental market was predominantly from increased demand for Argon and Diode lasers. Sales of these systems are continuing to grow even though their growth has not been as well publicized as the Company's receipt of clearance to market its Centauri Er:YAG laser system for hard tissue dental procedures. Because of the timing of receipt of FDA clearance to market the Centauri system in mid-May 1997, and the need to train dentists prior to shipment of systems, the actual number of Centauri hard tissue dental systems shipped to customers during the June 1997 quarter was nine.
Seven additional systems were manufacutured during the period for use as demonstration units.

     Cost of sales increased 26% to $1,296,000 in the 1997 Quarter from $1,029,000 in the 1996 Quarter. This increase is directly attributable to the increase in sales, and as a percentage of net sales has decreased to 61% in the 1997 Quarter from 81% in the 1996 Quarter. The increased cost of sales included increased hiring of direct and indirect personnel for the production of the Er:YAG dental laser for hard tissue, and by increased expenses for training of dentists and service personnel for the hard tissue laser.

     Selling and marketing expenses increased 76% to $815,000 in the 1997 Quarter from $462,000 for the 1996 Quarter. The increase was primarily attributable to marketing and sales efforts related to the Company's dental products and included increases in sales commissions, costs associated with the marketing introduction of the Er:YAG laser for hard tissue, increases in staffing in customer service and dental sales, and marketing expenses from Data.Site.

     Research and development expenses increased 304% to $513,000 in the 1997 Quarter from $127,000 in the 1996 Quarter. This net increase resulted from a $398,000 cash reimbursement to the Company in the 1996 Quarter from a Small Business Innovative Research Grant (SBIR) which was credited to research and development. Without this reimbursement, research and development expenses would have been $524,000 in the 1996 Quarter, resulting in a decrease of 2% in the 1997 Quarter. Research and development expenses relate primarily to programs for the development of enhancements to existing products and to the development of new products.

     General and administrative expenses increased 11% to $364,000 in the 1997 Quarter from $327,000 in the 1996 Quarter. The increase is primarily attributable to expenses from Data.Site.

     Net interest income increased to $170,000 in the 1997 Quarter from net interest expense of $7,000 in the 1996 Quarter, reflecting the increased cash available for the Company to invest, primarily from cash receipts due to the voluntary exercise of warrants and stock options.

     Net loss increased 2% to $713,000 in the 1997 Quarter from $697,000 in the 1996 Quarter. The increase was primarily attributable to the increase in sales and marketing expenses, research and development expenses, increases in cost of sales, and general and administrative expenses, offset in part by an increase in interest income.

     The Company's backlog of orders at June 30, 1997 stood at approximately $3.4 million, of which $2.6 million was for Centauri hard tissue dental laser systems. The Centauri backlog amounts include only firm orders accompanied by a substantial cash deposit. Since commencing training classes in June 1997, the Company has trained more than 100 dentists in hands-on in-office training classes at five locations around the United States. In the fall, the company plans to train up to 500 dentists per month in major cities across the United States and Europe.

Liquidity and Capital Resources

     The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including an initial public offering in December 1994, a secondary public offering in October 1996, the exercise of publicly traded warrants and stock options, revenues from operations, and proceeds from an SBIR grant. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

     At June 30, 1997, the Company had cash and short-term investments of $26,050,000 and its working capital was $31,394,000. The increase in cash and short-term investments was primarily the result of the voluntary exercise of Class A and Class B Warrants and stock options. For the period May 12, 1997 to June 30, 1997, the company has received approximately $23,681,000 from the exercise of approximately 2,046,000 Class A Warrants and approximately 1,298,000 Class B Warrants. As a result of such exercises, the Company has issued approximately an additional 2,046,000 Class B Warrants and 3,344,000 shares of Class A Common Stock.

     The Company's credit facility with Silicon Valley Bank permits borrowings of up to $1,000,000. Borrowings under the credit facility are secured by a Certificate of Deposit pledged to Silicon Valley Bank by the Company pursuant to a Pledge Agreement and bear interest at prime. The line expires in February 1998. As of June 30, 1997, there were no borrowings outstanding under this agreement.

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

     The company's future capital requirements will depend on many factors, including the progress of the Company's research and development activities, the scope and results of preclinical studies and clinical trials, the costs and timing of regulatory approvals, the rate of technology advances by the Company, competitive conditions within the medical laser industry, the establishment of manufacturing capacity and the establishment of collaborative marketing and other relationships which may either involve cash infusions to the Company, or require additional cash from the Company. The Company's ability to meet its working capital needs will be dependent on its ability to achieve a positive cash flow from operations and profitable operations. No assurance can be given that the Company will be able to achieve profitable operations or a positive cash flow from operations.

Seasonality

     To date, the Company's revenues have typically been significantly higher in the second and fourth calendar quarters. This seasonality reflects the timing of major medical and dental industry trade shows in these quarters, significantly reduced sales during the summer and the effect of year end tax planning influencing the purchasing of capital equipment for depreciation during the fourth calendar quarter. Although revenues during the summer of 1996 did not follow this historical pattern, the Company expects this seasonality will continue indefinitely.

Pending Acquisition of EysSys Technologies, Inc.

     The Company's acquisition of Houston based EyeSys Technologies, Inc., announced April 24, 1997, is still pending, subject to receipt of regulatory approvals. Subject to satisfaction of these conditions, the Company anticipates that the acquisition will close in September 1997. The Company anticipates that it will write off a significant portion of the purchase price as in-process research and development. That write off is expected to be reported in the quarter ending September 30, 1997.

Government Grants

     The Company has been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Substantially all of this grant has been drawn for such purposes. The remainder of the grant can be drawn over the next six months upon the achievement of specified criteria.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

     Not Applicable.

Item 2.   Changes in Securities.
          ---------------------

     Not Applicable.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

     Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

     During the quarter ended June 30, 1997 the Company did not submit any matters to a vote of the Company's shareholders.

Item 5.   Other Information.
          -----------------

     None.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits.

          27  Financial Data Schedule


     (b)  Reports on Form 8-K:  None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PREMIER LASER SYSTEMS, INC.


Dated:  August 14, 1997           By:/s/ MICHAEL HIEBERT
                                     -------------------
                                     Michael Hiebert, Chief Financial Officer
                                     (duly authorized officer)


Dated:  August 14, 1997           By:/s/ MICHAEL HIEBERT
                                     -------------------
                                    Michael Hiebert, Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)