Form 10-Q
period 1997-09-30
PREMIER LASER SYSTEMS INC
filed 1997-11-14
CIK 878543

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                      OR

[_]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________

                        Commission file number  0-13966
                                               ---------

                          Premier Laser Systems, Inc.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

            California                              33-0476284
            ----------                              ----------
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
Yes       No
    ---      ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 12, 1997):

                 Class A Common Stock:        12,332,931   Shares
                                              ----------
                 Class E-1 Common Stock:       1,257,499   Shares
                                              ----------
                 Class E-2 Common Stock:       1,257,499   Shares
                                              ----------

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                          PREMIER LASER SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      SEPTEMBER 30,         MARCH 31,
                                                                          1997                1997
                                                                      -------------      ------------
                                                                       (Unaudited)
                                    Assets
Current assets:
  Cash and cash equivalents                                            $ 10,703,349      $    173,610
  Short-term investments                                                  9,775,235         3,968,288
  Restricted cash                                                         2,150,000         1,050,000
  Accounts receivable, net of allowance for doubtful accounts of
    $430,991 at September 30, 1997 and $387,263 at March 31, 1997         4,614,622         1,718,312
  Inventories                                                             5,758,034         2,964,632
  Prepaid expenses and other current assets                               1,778,359           783,319
                                                                       ------------      ------------
Total current assets                                                     34,779,599        10,658,161
Property and equipment, net                                               1,297,920           780,945
Intangibles, net                                                         15,011,281         7,875,028
Other assets                                                                      0             6,477
                                                                       ------------      ------------
Total assets                                                           $ 51,088,800      $ 19,320,611
                                                                       ============      ============

                    Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                                                     $  3,458,729      $  1,217,256
  Line of credit                                                          1,946,724           800,000
  Accrued compensation and related costs                                    566,723           318,000
  Other accrued liabilities                                               3,062,184           272,369
  Notes payable and current portion of capital lease obligations             35,533            31,920
                                                                       ------------      ------------
Total current liabilities                                                 9,069,893         2,639,545

Capital lease obligations, net of current portion                           116,906            49,356
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares--8,850,000
     Issued and outstanding shares--none                                         -                 -
  Common stock, Class A, no par value:
     Authorized shares--35,600,000
     Issued and outstanding shares--12,007,931 at September 30, 1997
        and 7,313,841 at March 31, 1997                                  65,260,026        27,320,449
  Common stock, Class E-1, no par value:
     Authorized shares--2,200,000
     Issued and outstanding shares--1,257,499 at September 30, 1997
        and 1,257,178 at March 31, 1997                                   4,769,878         4,769,878
  Common stock, Class E-2, no par value:
     Authorized shares--2,200,000
     Issued and outstanding shares--1,257,499 at September 30, 1997
        and 1,257,178 at March 31, 1997                                   4,769,878         4,769,878
  Warrants and options                                                    3,979,255         3,978,276
  Accumulated deficit                                                   (36,877,036)      (24,206,771)
                                                                       ------------      ------------
Total shareholders' equity                                               41,902,001        16,631,710
                                                                       ------------      ------------
                                                                       $ 51,088,800      $ 19,320,611
                                                                       ============      ============

           See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED  STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended                  Six Months Ended
                                                        September 30,                       September 30,
                                                 -----------------------------      ----------------------------
                                                     1997            1996               1997           1996
                                                 -------------   -------------      -------------  -------------
Net sales                                        $  3,051,767      $1,160,056       $  5,157,214    $ 2,414,138
Cost of sales                                       1,789,463         745,675          3,085,443      1,774,286
                                                 -------------   -------------      -------------  -------------

Gross profit                                        1,262,304         414,381          2,071,771        639,852

Selling and marketing expenses                        894,309         490,102          1,709,332        951,874
Research and development expenses                     669,573         267,138          1,183,072        348,917
General and administrative expenses                   640,256         280,832          1,004,242        607,618
In-process research and development acquired
   in the EyeSys Technologies, Inc.
   acquisition                                      9,200,000              -           9,200,000             -
Merger related and integration costs                2,146,912              -           2,146,912             -
Settlement of joint marketing agreement                    -          286,740                 -         331,740
                                                 ------------    ------------       ------------   ------------

Loss from operations                              (12,288,746)       (910,431)       (13,171,787)    (1,600,297)

Interest income (expense), net                        331,736         (62,757)           501,522        (69,951)
                                                 -------------   -------------      -------------  -------------

Net loss                                         $(11,957,010)   $   (973,188)      $(12,670,265)   $(1,670,248)
                                                 =============   ============       =============  =============

Net loss per share                               $      (1.11)   $      (0.20)      $      (1.30)  $      (0.35)
                                                 =============   ============       =============  =============

Shares used in the computation of net
   loss per share                                   10,755,941      4,750,250           9,758,207      4,735,704
                                                 =============   ============       =============  =============

           See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                               ---------------------------
                                                                    1997           1996
                                                               ------------    -----------
Operating Activities
Net Loss                                                       $(12,670,265)   $(1,670,248)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Depreciation and amortization                                487,913        418,062
       Provision of allowance for doubtful accounts receivable     (199,809)        22,045
       Purchased research and development                         9,200,000             -
       Stock options issued to advisors and others                1,010,200             -
       Settlement of joint marketing agreement                           -         125,000
       Changes in operating assets and liabilities
         net of effects from purchase of EyeSys Technologies,
         Inc.:
           Accounts receivable                                   (2,104,384)      (447,120)
           Inventories                                           (1,894,509)      (466,091)
           Prepaid expenses and other current assets             (1,992,773)      (514,309)
           Accounts payable                                         905,973        834,497
           Accrued liabilities                                    1,267,218        420,667
                                                               ------------    -----------
Net cash used in operating activities                            (5,990,436)    (1,277,497)

Investing activities
Purchase of short-term investments                               (5,806,947)            -
Restricted cash for credit line                                  (1,100,000)            -
Patent expenditures                                                (130,766)       (90,431)
Purchase of property and equipment                                 (126,197)       (16,598)
Cash acquired from purchase of EyeSys Technologies, Inc.             51,355             -
                                                               ------------    -----------
Net cash used in investing activities                            (7,112,555)      (107,029)

Financing activities
Net borrowings under line of credit                                (800,000)     1,000,000
Proceeds from exercise of stock options and warrants             24,422,856        300,774
Proceeds (payment) on notes payable and
       capital lease obligations                                      9,874        169,332
                                                               ------------    -----------
Net cash provided by financing activities                        23,632,730      1,470,106

Net increase (decrease) in cash and cash equivalents             10,529,739         85,580
Cash and cash equivalents at beginning of year                      173,610         35,463
                                                               ------------    -----------

Cash and cash equivalents at end of year                       $ 10,703,349    $   121,043
                                                               ============    ===========


Supplemental schedule of non cash activities:
Details of EyeSys Technologies, Inc.:
       Fair value of assets                                    $  9,154,500             -
       Purchased research and development                         9,200,000             -
       Liabilities                                               (5,869,500)            -
       Stock issued                                             (12,015,000)            -
                                                               ------------    -----------
       Cash paid                                               $    470,000    $         0
                                                               ============    ===========

See condensed notes to unaudited financial statements

                          PREMIER LASER SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1:   General

     In the opinion of the Company's management, the accompanying unaudited statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1997 and the results of operations and cash flows for the six months ended September 30, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and a 51% owned joint venture. All intercompany transactions and balances have been eliminated.

     The financial information in this quarterly report should be read in conjunction with the March 31, 1997 financial statements and notes thereto included in the Company's annual report filed on Form 10-K, as amended, for the fiscal year ending March 31, 1997.

     The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its laser products. In addition, the Company intends to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for its laser technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in new business enterprises. The Company believes that its cash and cash equivalents will be sufficient to meet its working capital requirements through at least fiscal 1998.


NOTE 2:   Acquisitions

     On September 30, 1997, the Company acquired all of the equity interests of EyeSys Technologies, Inc. ("EyeSys"), a manufacturer and distributor of a specialized line of diagnostic ophthalmic equipment, for approximately $12.5 million in the form of approximately 1,236,668 shares of the Company's common stock and $470,000 in cash. The acquisition was accounted for as a purchase. As a result of the EyeSys acquisition, the Company recorded a one-time, non-cash charge of purchased research and development in its fiscal year 1998 second quarter results of operations of $9.2 million.

     The following unaudited pro forma consolidated results of operations give effect to the EyeSys acquisition as though it had occurred at the beginning of the periods presented:

                                               Six-months Ended
                                                 September 30,
                                              1997            1996
                                          ------------    ------------
Net sales                                 $  6,244,249    $  6,988,563
Net loss                                   (14,456,068)    (14,581,729)
Net loss per share                               (1.48)          (1.49)


     The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchase been made on April 1, 1996, or future results of operations of the Company.

NOTE 3:   Inventories


Inventories are summarized as follows:


                               June 30, 1997      March 31, 1997
                               -------------      --------------
     Raw materials               $3,633,907         $1,583,460
     Work-in-progress               473,595            101,802
     Finished goods               1,650,532          1,279,370
                                 ----------         ----------

                                 $5,758,034         $2,964,632
                                 ----------         ----------

NOTE 4:   Litigation

     The Company entered into an agreement with Infrared Fiber Systems, Inc.
(IFS), as a supplier of certain fiber optics that expires in the fiscal year ending March 31, 2002. The agreement requires the supplier to sell exclusively to the Company fiber optics for medical and dental applications as long as the Company purchases defined minimum amounts.

     In March 1994, the Company initiated litigation against IFS. The Company's complaint alleges that IFS and two of its officers misrepresented IFS' ability to supply optical fibers, and that IFS breached its supply agreement and certain warranties. In April 1994, IFS filed a cross-complaint alleging breach of contract and intentional interference with prospective economic advantage, seeking declaratory relief that the contract has been terminated and that IFS is free to market its fiber optics to others. In July 1994, Coherent, Inc. a major shareholder of IFS and a manufacturer of medical lasers which employ IFS optical fibers, joined the lawsuit for the express purpose of defending their rights to the IFS optical fibers. In May 1995, the Company instituted litigation concerning this dispute in Orange County, California Superior Court against Coherent, Westinghouse Electric Corporation ("Westinghouse") and an individual employee of Westinghouse who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit and interfered with the Company's contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995, the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by the Company in the federal action. No trial date has been set.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations.
--------------

     This Quarterly Report contains forward-looking statements. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. Factors that may cause such differences include market acceptance of the Company's products, prices charged by the Company's suppliers, future changes in the Company's technology and the effects of the introduction of new products by the Company's competitors, among others.

Results of Operations

     Net sales by the Company for the quarter ended September 30, 1997 (the "1997 Quarter") increased approximately 163% to $3,052,000 as compared to $1,160,000 for the quarter ended September 30, 1996 (the "1996 Quarter"). Net sales for the 1997 Quarter consisted primarily of dental lasers including the first significant sales of lasers for hard tissue dentistry, which were cleared to market in May 1997. Sales of these lasers were approximately $1,400,000 in the 1997 Quarter. As a result of an increase in sales to the dental industry, net sales for the 1997 Quarter were significantly higher than expected. The increased sales to the dental industry reflected a change in the mix of product sales, including higher sales of the Company's MOD argon laser, which was cleared for teeth whitening in the 1996 Quarter, and increased sales of its Arago argon laser and Aurora diode laser. Net sales for the six month period ended September 30, 1997 (the "1997 Period") increased approximately 114% to $5,157,000 from $2,414,000 from the six month period ended September 30, 1996 (the "1996 Period").

     The Company recorded gross profit in the 1997 Quarter and 1997 Period of $1,262,000 and $2,072,000 respectively, as compared to a gross profit of $414,000 and $640,000 in the 1996 Quarter and the 1996 Period, respectively. The increase in gross profit to 41% of net sales in the 1997 Quarter is due primarily to increased volume of manufacturing reduced by costs associated with inefficiencies of training new service personnel and expenses associated with rapidly expanding our production capabilities to meet the demand for hard tissue lasers.

     Selling and marketing expenses totaled $894,000 for the 1997 Quarter and $1,709,000 for the 1997 Period, as compared to $490,000 for the 1996 Quarter and $952,000 for the 1996 Period. The increase was primarily attributable to marketing and sales efforts related to the Company's dental products, including increased commissions and related selling expenses, expenses of sales and marketing personnel, trade show attendance and advertising expenses.

     Research and development expenses increased to $670,000 and $1,183,000 for the 1997 Quarter and 1997 Period, as compared to $267,000 and $349,000 for the 1996 Quarter and 1996 Period respectively. Reimbursements from the Small Business Innovative Research grant awarded to the Company of $457,000 reduced research and development expenses in the 1996 Period. Increased expenses in the 1997 Quarter are the result of the development of products in the ophthalmic business and refinements for the Centauri dental laser system. This resulted in 8 new ophthalmic products which were introduced in October 1997.

     Settlement of joint marketing agreement expenses in the 1996 Quarter included a one time writedown associated with the settlement and termination of the Company's marketing agreement with IBC. As part of this settlement, the Company guaranteed approximately $201,000 of indebtedness to a third party, in exchange for exclusive rights to the MOD argon laser technology. The Company has fully reserved for the guarantee and a note receivable for IBC.

     General and administrative expenses increased to $640,000 in the 1997 Quarter and $1,004,000 in the 1997 Period from $281,000 and $608,000 in the 1996
Quarter and 1996 Period respectively. This increase was primarily attributable to expenses associated with the significantly larger number of annual reports produced and distributed, additional public relations expenditures following the dental hard tissue clearance, and expenses for the Company's Data.Site joint venture.

     Net interest income amounted to $332,000 in the 1997 Quarter and $502,000 in the 1997 period compared to net interest expense of $63,000 in the 1996 Quarter and $70,000 in the 1996 Period. These increases reflected the increased cash available for the Company to invest following the voluntary exercise of warrants in the 1997 Period.

     The Company expensed $9,200,000 of in-process research and development acquired in the EyeSys Technologies, Inc. acquisition in the 1997 Quarter and 1997 Period. In addition, the Company incurred merger related and integration costs of $2,147,000 in the 1997 Quarter and 1997 Period as a result of the acquisition.

     The Company's net losses increased to $11,957,000 and $12,670,000 in the 1997 Quarter and 1997 Period respectively, as compared to $973,000 and $1,670,000 in the 1996 Quarter and 1996 Period respectively. These increases were primarily attributable to charges incurred in connection with the EyeSys acquisition for in-process research and development of $9.2 million and moving and integration of $2.1 million.

Liquidity and Capital Resources

     The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including an initial public offering in December 1994, a secondary public offering in October 1996, the exercise of publicly traded warrants and stock options, revenues from operations, and proceeds from a SBIR grant. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

     At September 30, 1997, the Company had unrestricted cash and short-term investments of $20,479,000, restricted cash of $2,100,000, and its working capital was $25,710,000. The increase in cash and short-term investments was primarily the result of the voluntary exercise of Class A and Class B Warrants and stock options. For the period May 12, 1997 to September 30, 1997, the Company has received approximately $23,940,000 from the exercise of approximately 2,089,000 Class A Warrants and approximately 1,299,000 Class B Warrants. As a result of such exercises, the Company has issued approximately 2,089,000 Class B Warrants and 3,388,000 shares of Class A Common Stock.

     The Company's subsidiary, EyeSys Technologies, Inc., maintains a credit facility with Silicon Valley Bank which permits borrowings of up to $2,100,000. Borrowings under the credit facility are secured by a Certificate of Deposit pledged to Silicon Valley Bank by the Company pursuant to a Pledge Agreement and bear interest at prime. The line expires in September 1998. As of September 30, 1997, total borrowings outstanding under this agreement were $1,947,000.

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

Seasonality of Business

     To date, the Company's revenues have typically been significantly higher in the second and fourth calendar quarters. This seasonality reflects the timing of major medical and dental industry trade shows in these quarters, significantly reduced sales during the summer and the effect of year end tax planning influencing the purchasing of capital equipment for depreciation during the fourth calendar quarter. Although revenues during the summer of 1997 did not follow this historical pattern, the Company expects this seasonality will continue indefinitely.

Government Grants

     The Company has been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Approximately $697,634 of this amount was drawn at March 31, 1997. There have been no draws in the 1997 Period. The remainder of the grant can be drawn over the next six months upon the achievement of specified criteria.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

     On September 22, 1997, a Complaint was filed in the United States District Court, District of Utah, Central Division, by Brightsmile, Inc., as the plaintiff, against Interdent, Inc., and Premier Laser Systems, Inc. The Complaint alleges that, among other things, Premier Laser Systems has infringed a patent held by the plaintiff, bearing the title "Method for Whitening Teeth." The Complaint seeks damages in an amount to be proved at trial, for an injunction against further infringement, for treble damages, attorneys fees and other relief. The Company has denied that it infringes any valid claim of the plaintiff's patents, and intends to defend this matter vigorously.

Item 2.   Changes in Securities.
          ---------------------

     Not Applicable.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

     Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

     On August 28, 1997, the Company held its 1997 Annual Meeting of Shareholders (the "Annual Meeting"), and at that meeting submitted two matters to a vote of the Company's shareholders. These matters included the election of the Company's Board of Directors, and the approval of the Company's 1996 Stock Option Plan.

     The directors who had been nominated for election were: Colette Cozean, Patrick J. Day, Grace Ching-Hsin Lin, G. Lynn Powell and E. Donald Shapiro. Each of these persons was elected to the Board.

     The Company's 1996 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of its Class A Common Stock to eligible employees, consultants and directors. Options granted under the Plan may be either "incentive stock options" or "nonqualified options." Adoption of the Plan was approved at the Meeting.

     The following chart indicates the votes cast at the Annual Meeting with respect to the above matters:

Election of Directors
---------------------

          Name                 For          Against   Abstain
          ----                 ---          -------   -------
     Colette Cozean            10,182,207    79,389      0
     Patrick J. Day            10,097,315    64,282      0
     Grace Ching-Hsin Lin      10,095,417    66,182      0
     G. Lynn Powell            10,053,234   108,362      0
     E. Donald Shapiro         10,097,114    64,482      0

Approval of Stock Option Plan
-----------------------------

For               Against     Abstain
---               -------     -------
9,617,063         442,652        0

Item 5.   Other Information.
          -----------------

     None.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits.


Exhibit
Number                        Description
-------                       -----------
2.1      Agreement and Plan of Merger dated as of April 24, 1997 among Premier
         Laser Systems, Inc., EyeSys Technologies, Inc. and Premier Acquisition
         of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 4, Registration No.
         333-29573).

2.2      First Amendment to Agreement and Plan of Merger dated as of August 6,
         1997 among Premier Laser Systems, Inc., EyeSys Technologies, Inc. and
         Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed October 14, 1997).

2.3      Second Amendment to Agreement and Plan of Merger dated as of September
         16, 1997 among Premier Laser Systems, Inc., EyeSys Technologies, Inc.
         and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed October 14, 1997).

27       Financial Data Schedule (filed herewith)

         (b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                      -11-

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PREMIER LASER SYSTEMS, INC.


Dated:  November 14, 1997    By:    /s/ MICHAEL HIEBERT
                                ----------------------------------------------
                                    Michael Hiebert, Chief Financial Officer
                                    (duly authorized officer)


Dated:  November 14, 1997    By:    /s/ MICHAEL HIEBERT
                                ----------------------------------------------
                                    Michael Hiebert, Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)