Form 10-Q/A
period 1997-09-30
PREMIER LASER SYSTEMS INC
filed 1997-11-26
CIK 878543

                                   FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              AMENDMENT NO. 1 TO

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
                                              ----------

          The sole purpose of this Amendment is to file Exhibits 10.1 and 10.2
          --------------------------------------------------------------------
          hereto.
          ------


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

10.1 Loan Agreement dated September 24, 1997 between Silicon Valley Bank and EyeSys Technologies, Inc. (filed herewith)

10.2     Third Party Security Agreement dated September 24, 1997 between
         Silicon Valley Bank and Premier Laser Systems, Inc. (filed herewith)

27       Financial Data Schedule (previously filed)

         (b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PREMIER LASER SYSTEMS, INC.


Dated:  November 26, 1997    By:    /s/ MICHAEL HIEBERT
                                ----------------------------------------------
                                    Michael Hiebert, Chief Financial Officer
                                    (duly authorized officer)


Dated:  November 26, 1997    By:    /s/ MICHAEL HIEBERT
                                ----------------------------------------------
                                    Michael Hiebert, Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)