Form 10-Q
period 1997-12-31
PREMIER LASER SYSTEMS INC
filed 1998-02-17
CIK 878543

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (February 12, 1998):

                Class A Common Stock:        14,814,523 Shares
                                             ----------
                Class E-1 Common Stock:       1,257,499 Shares
                                             ----------
                Class E-2 Common Stock:       1,257,499 Shares
                                             ----------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          PREMIER LASER SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,     March 31,
                                                        1997           1997
                                                    ------------   ------------
                                                     (Unaudited)
                    Assets

Current assets:
  Cash and cash equivalents                         $  7,482,315   $    173,610
  Short-term investments                               9,737,929      3,968,288
  Restricted cash                                      2,150,000      1,050,000
  Accounts receivable, net of allowance for
    doubtful accounts of $324,698 at December
    31, 1997 and $387,263 at March 31, 1997            8,155,927      1,718,312
  Inventories                                          6,817,980      2,964,632
  Prepaid expenses and other current assets            3,529,982        783,319
                                                    ------------   ------------
Total current assets                                  37,874,133     10,658,161
Property and equipment, net                            1,282,856        780,945
Intangibles, net                                      14,655,384      7,875,028
Other assets                                           1,152,641          6,477
                                                    ------------   ------------
Total assets                                        $ 54,965,014   $ 19,320,611
                                                    ============   ============

       Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                                  $  3,151,051   $  1,217,256
  Line of credit                                       1,935,529        800,000
  Accrued compensation and related costs                 496,175        318,000
  Other accrued liabilities                            2,351,796        272,369
  Notes payable and current portion of capital
    lease obligations                                    204,301         31,920
                                                    ------------   ------------
Total current liabilities                              8,138,852      2,639,545

Capital lease obligations, net of current portion        169,933         49,356
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares--8,850,000
     Issued and outstanding shares--none                      -              -
  Common stock, Class A, no par value:
     Authorized shares--35,600,000
     Issued and outstanding shares--12,627,462
        at December 30, 1997 and 7,313,841 at
        March 31, 1997                                69,561,989     27,320,449
  Common stock, Class E-1, no par value:
     Authorized shares--2,200,000
     Issued and outstanding shares--1,257,499
        at December 31, 1997 and 1,257,178 at
        March 31, 1997                                 4,769,878      4,769,878
  Common stock, Class E-2, no par value:
     Authorized shares--2,200,000
     Issued and outstanding shares--1,257,499
        at December 31, 1997 and 1,257,178 at
        March 31, 1997                                 4,769,878      4,769,878
  Warrants and options                                 3,979,255      3,978,276
  Accumulated deficit                                (36,424,771)   (24,206,771)
                                                    ------------   ------------
Total shareholders' equity                            46,656,229     16,631,710
                                                    ------------   ------------
Total liabilities and shareholders' equity          $ 54,965,014   $ 19,320,611
                                                    ============   ============

           See notes to condensed consolidated financial statements.

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended          Nine Months Ended
                                                      December 31,               December 31,
                                                -----------------------   --------------------------
                                                   1997         1996          1997          1996
                                                ----------   ----------   ------------   -----------
Net sales                                       $7,163,360   $1,472,880   $ 12,320,574   $ 3,887,018
Cost of sales                                    3,850,353      934,552      6,935,796     2,708,838
                                                ----------   ----------   ------------   -----------

Gross profit                                     3,313,007      538,328      5,384,778     1,178,180

Selling and marketing expenses                   1,474,385      582,132      3,183,717     1,534,006
Research and development expenses                  832,835      435,807      2,015,907       784,724
General and administrative expenses                778,346      501,021      1,782,588     1,108,639
In-process research and development related to
   EyeSys Technologies, Inc. acquisition                -            -       9,200,000            -
Merger related and integration costs                    -            -       2,146,912            -
Settlement of joint marketing agreement                 -            -              -        331,740
                                                ----------   ----------   ------------   -----------

Income (loss) from operations                      227,441     (980,632)   (12,944,346)   (2,580,929)

Interest income (expense), net                     224,824        1,290        726,346       (68,661)
                                                ----------   ----------   ------------   -----------

Net income (loss)                               $  452,265   $ (979,342)  $(12,218,000)  $(2,649,590)
                                                ==========   ==========   ============   ===========

Earnings (loss) per share, basic                $     0.04   $    (0.15)  $      (1.14)  $     (0.46)
                                                ==========   ==========   ============   ===========

Shares used in the computation of earnings
   (loss) per share, basic                      12,219,786    6,663,765     10,725,769     5,716,333
                                                ==========   ==========   ============   ===========

Earnings per share assuming dilution            $     0.03
                                                ==========

Shares used in the computation of earnings
   per share assuming dilution                  14,680,967
                                                ==========

           See notes to condensed consolidated financial statements.

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                         1997          1996
                                                     ------------   -----------
Operating Activities
Net loss                                             $(12,218,000)  $(2,649,590)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                          955,095       623,755
   Provision for losses on accounts receivable           (306,101)        1,535
   Purchased research and development                   9,200,000            -
   Stock options issued to advisors and others          1,010,200
   Settlement of joint marketing agreement                     -        125,000
   Changes in operating assets and liabilities net
    of effects from purchase of EyeSys
    Technologies, Inc.
      Accounts receivable                              (5,539,397)     (725,773)
      Inventories                                      (2,954,455)     (310,870)
      Prepaid expenses and other current assets        (4,897,036)     (250,538)
      Accounts payable                                    598,295      (928,361)
      Accrued liabilities                                 486,282       326,295
                                                     ------------   -----------
Net cash used in operating activities                 (13,665,117)   (3,788,547)

Investing activities
Purchases of short-term investments                    (4,886,999)   (3,033,153)
Restricted cash for credit line                        (1,100,000)           -
Investment in Ophthalmic Imaging Systems                 (882,642)
Patent expenditures                                      (103,305)     (128,458)
Purchase of property and equipment                       (249,880)      (42,985)
Cash acquired in purchase of EyeSys
 Technologies, Inc.                                        51,355            -
                                                     ------------   -----------
Net cash used in investing activities                  (7,171,471)   (3,204,596)

Financing activities
Net borrowings (payments) under line of credit           (811,195)      300,000
Proceeds from exercise of stock options and
 warrants                                              28,724,819       300,774
Proceeds from equity offering                                  -     10,449,512
Retirement of note payable                                     -       (481,195)
Proceeds on notes payable and capital
 lease obligations                                        231,669        77,145
                                                     ------------   -----------
Net cash provided by financing activities              28,145,293    10,646,236
                                                     ------------   -----------
Net increase in cash and cash equivalents               7,308,705     3,653,093
Cash and cash equivalents at beginning of period          173,610        35,463
                                                     ------------   -----------
Cash and cash equivalents at end of period           $  7,482,315   $ 3,688,556
                                                     ============   ===========
Supplemental schedule of non cash activities:
Details of EyeSys Technologies, Inc.:
      Fair value of assets                           $  9,154,500            -
      Purchased research and development                9,200,000            -
      Liabilities                                      (5,869,500)           -
      Stock issued                                    (12,015,000)           -
                                                     ------------   -----------
      Cash paid                                      $    470,000   $         0
                                                     ============   ===========

See condensed notes to unaudited financial statements.

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED


NOTE 1:   General

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 1997 and the results of operations and cash flows for the nine months ended December 31, 1997 and 1996. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and a 51% owned joint venture. All intercompany transactions and balances have been eliminated.

     The investment in a company in which the Company owns greater than 20%, but less than 50%, is accounted for under the equity method (see also Note 4: Recent Developments).

     The financial information in this quarterly report should be read in conjunction with the March 31, 1997 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (as amended) for the fiscal year ending March 31, 1997.

     The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its laser products. In addition, the Company intends to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for its laser technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in new business enterprises. The Company believes the proceeds from the exercise of its outstanding warrants and options will be sufficient to meet its working capital requirements through at least fiscal 1999.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation for basic and diluted earnings per share:

                                             Three Months Ended
                                                December 31,
                                             ------------------
                                                    1997
                                             ------------------
Numerator:
  Net income                                   $   452,265
                                                ----------

  Numerator for diluted earnings per
   share - income available to common
   stockholders after assumed conversions      $   452,265

Denominator:
  Denominator for basic earnings per share -
   weighted-average shares                      12,219,786

  Effect of dilutive securities:
   Employee stock options                          957,932
   Warrants                                      1,503,249
                                                ----------
  Dilutive potential common shares               2,461,181
   Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions              14,680,967
                                                ==========

  Basic earnings per share                           $0.04
                                                ==========

  Diluted earnings per share                         $0.03
                                                ==========

NOTE 2:   Acquisitions

     On September 30, 1997, the Company acquired all of the equity interests of EyeSys Technologies, Inc. ("EyeSys"), a manufacturer and distributor of a specialized line of diagnostic ophthalmic equipment, for approximately $12.5 million in the form of approximately 1,236,668 shares of the Company's common stock and $470,000 in cash. The acquisition was accounted for as a purchase. As a result of the EyeSys acquisition, the Company recorded a one-time, non-cash charge of $9.2 million for purchased research and development in its fiscal year 1998 second quarter results of operations.

The following unaudited pro forma consolidated results of operations give effect to the EyeSys acquisition as though it had occurred at the beginning of the periods presented.


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


NOTE 3:   Inventories

Inventories are summarized as follows:


                                December 31, 1997     March 31, 1997
                                -----------------     --------------
     Raw Materials                     $4,225,867         $1,583,460
     Work-in-progress                   1,194,028            101,802
     Finished goods                     1,398,085          1,279,370
                                       ----------         ----------

                                       $6,817,980         $2,964,632
                                       ----------         ----------

NOTE 4:   Recent Developments

     The Company recently acquired on the open market 30% of the outstanding common stock of Ophthalmic Imaging Systems Inc. ("OISI"), a company engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. The Company's investment of $883,000 is included in other assets on the accompanying balance sheet.

     On February 13, 1998, the Company entered into an agreement with OISI whereby the companies will negotiate towards the possible friendly acquisition of OISI by Premier. This "standstill" agreement, which expires March 6, 1998, limits Premier's ability to engage in certain acquisition-related activities and restricts OISI's ability to solicit other acquisition proposals while the agreement is in effect.

     In addition, the Company recently completed the redemption of all of the outstanding publicly traded Class A Warrants. In connection with such redemption, 2,200,043 or approximately 99% of the outstanding Class A Warrants were exercised by the holders thereof and the Company received aggregate cash proceeds of $14,300,279 including proceeds from the exercise of warrants associated with unit purchase options granted in connection with prior offerings and exercised during the warrant call period.

NOTE 5:   Litigation

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


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

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


Results of Operations

     Net sales by the Company for the quarter ended December 31, 1997 (the "1997

Quarter") increased approximately 386% to $7,163,000 as compared to $1,473,000 for the quarter ended December 31, 1996 (the "1996 Quarter"). Sales in both the ophthalmic and dental lasers increased significantly. Sales to two distributors, Sullivan Shein and Marco Technologies, Inc., were initiated during the quarter. Net sales for the nine month period ended December 31, 1997 (the "1997 Period") increased approximately 217% to $12,321,000 from $3,887,000 from the nine month period ended December 31, 1996 (the "1996 Period").

     The Company's gross profit for the 1997 Quarter and 1997 Period was $3,313,000 and $5,385,000 respectively, as compared to a gross profit of $538,000 and $1,178,000 in the 1996 Quarter and the 1996 Period, respectively. The increase in gross profit to 46% in the 1997 Quarter is due primarily to decreased material costs for each laser resulting from volume ordering, increased manufacturing volume reduced by costs associated with inefficiencies of training new service personnel and expenses associated with rapidly expanding our production capabilities to meet the demand for hard tissue lasers. In addition, margins were negatively affected by distribution discounts to Sullivan Shein and Marco Technologies.

     Selling and marketing expenses totaled $1,474,000 for the 1997 Quarter and $3,184,000 for the 1997 Period, as compared to $582,000 for the 1996 Quarter and $1,534,000 for the 1996 Period. The increase was primarily attributable to marketing and sales efforts related to the Company's dental and ophthalmic products, including increased commissions and related selling expenses, expenses of sales and marketing personnel, trade show attendance and advertising expenses.

     Research and development expenses increased to $833,000 and $2,015,907 for the 1997 Quarter and 1997 Period, as compared to $436,000 and $785,000 for the 1996 Quarter and 1996 Period respectively. Reimbursements from the Small Business Innovative Research grant awarded to the Company of $448,000 reduced research and development expenses in the 1996 Period. Increased expenses in the 1997 Quarter were the result of the development of new products in the ophthalmic and dental business and include expenses from Premier's subsidiaries.

     Settlement of joint marketing agreement expenses in the 1996 Period included a one time writedown associated with the settlement and termination of the Company's marketing agreement with IBC. As part of this settlement, the Company guaranteed approximately $201,000 of indebtedness to a third party, in exchange for exclusive rights to the MOD argon laser technology. The Company has fully reserved for the guarantee and a note receivable from IBC.

     General and administrative expenses increased to $778,000 in the 1997 Quarter and $1,783,000 in the 1997 Period from $501,000 and $1,109,000 in the 1996 Quarter and 1996 Period respectively. This increase was primarily attributable to expenses associated with the Company's subsidiaries and joint venture.

     Net interest income amounted to $225,000 in the 1997 Quarter and $726,000 in the 1997 Period compared to net interest income of $1,000 in the 1996 Quarter and net interest expense of $69,000 in the 1996 Period. These increases reflected the increased cash available for the

Company to invest following the exercise of warrants in the 1997 Period offset by interest expense associated with the Silicon Valley Bank credit line.

     The Company expensed $9,200,000 of in-process research and development in connection with the EyeSys Technologies, Inc. acquisition in the 1997 Period. The acquisition also resulted in merger related and integration costs of $2,147,000 in the 1997 Period as a result of the acquisition.

     The Company recognized net income of $452,000 in the 1997 Quarter compared to a net loss of $979,000 in the 1996 Quarter. The Company's net loss increased to $12,218,000 in the 1997 Period compared to $2,650,000 in the 1996 Period. The increased profits in 1997 Quarter were primarily attibutable to the increase in sales and interest income, offset by increases in cost of sales, sales and marketing expenses, research and development expenses, and general and administrative expenses. The increased loss in the 1997 Period were primarily attributable to charges incurred in connection with the EyeSys acquisition.


Liquidity and Capital Resources

     The Company's operations have been financed primarily by the proceeds from sales of the Company's equity securities, including an initial public offering in December 1994, a secondary public offering in October 1996, a warrant call in December 1997, and the voluntary exercise of publicly traded warrants and stock options. In addition, net sales and proceeds from a SBIR grant have contributed to the Company's operating cash requirement. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

     At December 31, 1997, the Company had unrestricted cash and short-term investments of $17,220,000, restricted cash of $2,100,000 and working capital was $29,735,000. The increase in cash and short-term investments was primarily the result of proceeds received upon the exercise of Class A and Class B Warrants and stock options. For the period May 12, 1997 to December 31, 1997, the Company has received gross proceeds of approximately $25,859,000 from the exercise of approximately 2,380,000 Class A Warrants and approximately 1,299,000 Class B Warrants. As a result of such exercises, the Company has issued approximately 2,380,000 Class B Warrants and 3,679,000 shares of Class A Common Stock.

     The Company's subsidiary, EyeSys Technologies, Inc., maintains a credit facility with Silicon Valley Bank which permits borrowings of up to $2,100,000. Borrowings under the credit facility are secured by a Certificate of Deposit pledged to Silicon Valley Bank by the Company pursuant to a Pledge Agreement and bear interest at prime. The line expires in September 1998. As of December 1997, total borrowings outstanding under this agreement amounted to $1,936,000.

     At March 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $20,400,000 which will begin to expire in the Company's fiscal year

2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of the Company's net operating loss carryforwards to offset future income may be limited.

     The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development activities, the scope and results of preclinical studies and clinical trials, the costs and timing of regulatory approvals, inventory requirements, the rate of technology advances by the Company, competitive conditions within the medical laser industry, the establishment of manufacturing capacity and the establishment of collaborative marketing and other relationships which may either involve cash infusions to the Company, or require additional cash from the Company. The Company's ability to meet its working capital needs will be dependent on its ability to achieve a positive cash flow from operations and sustain profitable operations. No assurance can be given that the Company will be able to achieve a positive cash flow or maintain profitable operations.


Seasonality of Business

     To date, the Company's revenues have typically been higher in the second and fourth calendar quarters. This seasonality reflects the timing of major medical and dental industry trade shows in these quarters, significantly reduced sales during the summer and the effect of year end tax planning influencing the purchasing of capital equipment for depreciation during the fourth calendar quarter. Although revenues during the summer of 1997 did not follow this historical pattern, the Company expects this seasonality will continue.



Government Grants

     The Company has been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Approximately $697,634 of this amount was drawn at March 31, 1997. There have been no draws in the 1997 Period. The remainder of the grant can be drawn over the next six months upon the achievement of specified criteria.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
          ----------------------------------------------------------

No disclosure required.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

     The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 provides information concerning certain pending litigation to which the Company is a party.

Item 2.   Changes in Securities.
          ---------------------

     During the quarter ended December 31, 1997, the Company made the following issuances of its securities (not including sales that were registered under the Securities Act of 1933, as amended (the "Act")):

     (a) On November 24, 1997 the Company issued options to purchase an aggregate of 150,000 shares of its Class A Common Stock to two persons in connection with the hiring of such persons as employees of the Company. The options: (i) have terms of 10 years, (ii) have an exercise price of $9.625 per share; and (iii) vest in three equal installments over a period of three years, commencing March 31, 1999. No cash consideration was paid in connection with the issuance of these options. There were no underwriters for these issuances. These issuances did not constitute "sales" for purposes of the Act, and had they constituted sales would have been exempt from registration under the Section 4(2) of the Act.

     (b) On October 1, 1997 the Company issued options to purchase an aggregate of 51,000 shares of its Class A Common Stock to three persons in connection with services performed by those individuals on behalf of the Company. The options: (i) have terms of 10 years, (ii) have an exercise price of $9.625 per share; and (iii) vest in four equal installments over a period of four years, commencing October 1, 1998. No cash consideration was paid in connection with the issuance of these options. There were no underwriters for these issuances. These issuances were exempt from registration under the Section 4(2) of the Act, insofar as they were made to a small number of issuees who are financially sophisticated, in privately negotiated transactions and were not accompanied by any advertising or general solicitation.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

     Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

     Not Applicable.

Item 5.   Other Information.
          -----------------

     None.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits:

          27  Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K: During the quarter ended December 31, 1997, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

          (1) Current Report on Form 8-K dated October 14, 1997, reporting, under Item 2, the acquisition by the Company of EyeSys Technologies, Inc. (as amended under Form 8-K/A dated November 14, 1997), including the following financial statements:

               (i) Balance Sheet of EyeSys Technologies, Inc., as of June 30, 1997.

               (ii) Statements of Operation of EyeSys Technologies, Inc., for the six months ended June 30, 1997 and 1996.

               (iii) Statements of Cash Flow of EyeSys Technologies, Inc., for the six months ended June 30, 1997 and 1996.

               (iv) Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1997.

               (v) Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended March 31, 1997.

               (vi) Unaudited Pro Forma Condensed Consolidated Statement of Operations for three months ended June 30, 1997.

               (vii) Notes to Unaudited Pro Forma Condensed Combined Financial Statements.

          (2) Current Report on Form 8-K dated December 5, 1997, reporting, under Item 5, the commencement of the redemption by the Company of its outstanding Class A Warrants.

          (3) Current Report on Form 8-K dated December 30, 1997, reporting, under Item 5, the acquisition of outstanding shares of Common Stock of Ophthalmic Imaging Systems, Inc.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PREMIER LASER SYSTEMS, INC.


Dated:  February 17, 1998         By: /s/ Michael Hiebert
                                     ------------------------------------------
                                     Michael Hiebert, Chief Financial Officer
                                     (duly authorized officer)


Dated:  February 17, 1998         By: /s/ Michael Hiebert
                                     ------------------------------------------
                                     Michael Hiebert, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)