Form 10-K
period 1998-03-31
PREMIER LASER SYSTEMS INC
filed 1998-06-29
CIK 878543

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        -------------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 1998.
                                    --------------
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to _____________.

                         Commission file number 0-25242

                        --------------------------------

                          PREMIER LASER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


             California                                   33-0472684
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


     3 Morgan, Irvine, California                           92618
 (Address of principal executive offices)                 (Zip Code)

     (Registrant's telephone number, including area code):   (714) 859-0656

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                   Class A Common Stock and Class B Warrants
                   -----------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

     The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $61,878,491 on June 24, 1998, based upon the closing sale price of such stock on May 22, 1998.

     Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
     As of June 24, 1998:
                Class A Common Stock:    14,903,906 Shares
                Class E-1 Common Stock:  1,257,499 Shares
                Class E-2 Common Stock:  1,257,499 Shares

     Documents incorporated by reference. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933:
Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual meeting of shareholders currently scheduled to be held October 12, 1998, which proxy statement shall be filed no later than 120 days after the close of registrant's fiscal year ended March 31, 1998, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

                                     PART I

Item 1.  Business.

     This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in the sections "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new products, and future financial performance, including growth in revenues and net income and cash flows. In addition, in those and other portions of this Annual Report, the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risk factors described in this Annual Report.

Overview

     Premier Laser Systems, Inc. ("Premier") develops, manufactures and markets several lines of proprietary medical lasers, fiberoptic delivery systems and associated products for a variety of dental, ophthalmic and surgical applications. In addition, through its wholly owned subsidiary, EyeSys Technologies, Inc., a Delaware corporation, ("EyeSys"), Premier develops, manufactures and markets corneal topography (diagnostic imaging) systems. Premier's majority-owned Data.Site joint venture ("Data.Site") assists physicians and researchers with ophthalmic data collection and outcomes analysis for specific procedures. Premier's majority owned subsidiary, Ophthalmic Imaging Systems, Inc., a California corporation ("OIS") is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. When referred to in the following discussion, the "Company" shall include Premier Eyesys, Data.Site and OIS.

     Premier commenced operations in August 1991 after acquiring substantially all of the assets of Pfizer Laser, a division of Pfizer Hospital Products Group ("Pfizer HPG") which is a wholly-owned subsidiary of Pfizer, Inc. The Company acquired from Proclosure, Inc. ("Proclosure") certain technology, assets and proprietary rights relating to a laser system for tissue fusion in 1993, and completed its initial public offering of securities in 1994. In 1997, it formed a joint venture, named "Data.Site," with Kansas City-based Refractive Surgical Services for the purpose of providing data collection and outcomes analysis. In September 1997, Premier acquired EyeSys in exchange for cash and securities. Premier acquired a majority of the outstanding common stock of OIS in several transactions commencing in October 1997 and ending in February 1998. Premier has also entered into a Stock Purchase Agreement, dated February 25, 1998, pursuant to which it agreed to commence an exchange offer to acquire all of the remaining outstanding common stock of OIS. However, the parties' obligations under that agreement are subject to certain conditions which have not yet been fulfilled, and the parties are discussing possible modifications to such agreement. The agreements by which certain of the OIS securities were acquired provide that in certain circumstances (including Premier's failure to acquire the remaining outstanding shares of Common Stock) the acquisition of certain of the OIS shares purchased to date may be rescinded, leaving Premier with less than a majority of the outstanding shares in such event.

  Laser Business

     The Company's lasers and related products use the controlled application of thermal, acoustic and optical energy to allow the physician or dentist to perform selected minimally invasive procedures which in some cases, compared to conventional techniques not involving the use of lasers, vaporize or sever tissue with minimal blood loss and scarring, increase patient comfort and reduce patient treatment time and treatment costs.

The Company currently markets certain of these lasers for dentistry, ophthalmology and surgery.

     In its laser business, the Company participates in three market segments: dentistry, ophthalmology and surgery. The Company's innovations include: the first laser cleared for use on hard tissue (teeth) in dentistry, the first diode laser in dentistry, the first laser in clinical trials for cataract emulsification, the first Erbium:YAG laser for ablation of skin and the first laser in clinical trials for tissue melding.

     Although the Company has received more than 100 clearances from the United States Food and Drug Administration (the "FDA") in multiple specialty areas to market its laser products for a variety of medical applications, due to limited financial resources the Company has initially focused its marketing efforts on dental lasers which the Company believes have the most promise for commercial success. The Company initiated marketing efforts in ophthalmology in calendar 1997. The level of future marketing efforts is partially dependent upon the receipt of future financing. As resources permit, the Company plans to commence marketing efforts with respect to other medical applications which it believes may also be commercially viable.

  Corneal Topography Business

     Eyesys designs, develops and markets a line of noninvasive corneal topography systems for use by ophthalmologists and optometrists in surgical planning and evaluation, diagnosis of corneal pathologies and contact lens fitting. Founded in 1986, Eyesys has installed more than 3,500 systems.

     The Eyesys System 2000 combines proprietary hardware used for capturing an image and a personal computer to control the hardware and to run the software. The output of the Eyesys System 2000 is a color-coded map of the shape and curvature of the human cornea that vision care professionals can easily interpret and utilize for treatments such as refractive and cataract surgery and corneal transplants, for diagnosis of astigmatisms and corneal pathology, and for contact lens fitting and custom lens manufacturing.

  Ocular Imaging Business

     OIS, which commenced business in 1986, is engaged in the business of designing, developing, manufacturing, and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field.

     Since its inception, OIS products have addressed primarily the needs of the ophthalmic fluorescein angiography market, and more recently the indocyanine green market. The current flagship products in the OIS's angiography line are its digital imaging systems, the WinStation 1024(TM) and WinStation 640(TM). These WinStation products are targeted primarily at retinal specialists and general ophthalmologists. OIS's WinStation systems (640 and 1024 resolution) are primarily used by ophthalmologists to perform a diagnostic test procedure known as fluorescein angiography. This procedure is used to diagnose and monitor pathology and provide important information in making treatment decisions. Fluorescein angiography is performed by injecting a fluorescent dye in the bloodstream. As the dye circulates through the blood vessels of the eye, the WinStation system connected to a fundus camera takes detailed images of the patient's retina. Quite often these images provide a "road map" for laser treatment.

     OIS has experienced operating losses for each fiscal year since its initial public offering in 1992. OIS expects to continue to incur operating losses for the foreseeable future and while a goal of the combined ophthalmic businesses is to achieve profitability through consolidation, there can be no assurance that OIS will be able to achieve or sustain significant revenues or profitability in the future.

Market Overview

   Dental and Periodontal Laser Market

     The current market for laser equipment in dental procedures is comprised of hard and soft tissue procedures, composite curing and teeth whitening.

     Hard Tissue (Cavity Preparation). Potential dental laser applications for hard tissue procedures (i.e., procedures on teeth) include pit and fissure sealing, etching, caries removal and cavity preparation. Based on user feedback from the Company's clinical sites, the Company believes that the use of a laser in dentistry reduces the pain associated with various traditional procedures performed with a dental drill. On May 7, 1997, the Company's Er:YAG laser was cleared to market for tooth etching, caries removal and cavity preparation. This laser was the first to be cleared by the FDA for such procedures. The Company commenced marketing of the Er:YAG laser for these procedures shortly after receipt of FDA clearance.

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

     Composite Curing. Composites are rapidly replacing amalgams (gold and silver) as the material of choice for restoration of cavities, because they more closely match the color of teeth and because amalgams have drawn increasing worldwide concern over safety due to the toxic gases which may be released when the amalgams are removed from teeth. Composite fillings are typically cured using a curing light which provides a broad spectrum of wavelengths. The use of the argon laser for this application has been shown to frequently result in a stronger restoration than composites cured by traditional curing lights. The Company's argon lasers can also be used to cure the resins used in placing veneers or bond orthodontic brackets. The Company's Arago and MOD argon lasers have received FDA clearance for use in these applications.

     Teeth Whitening. A large number of dentists use light accelerated bleaching materials for teeth whitening. These materials are traditionally applied at night over a six to eight week period to whiten a patient's teeth while he or she sleeps. Lasers have been shown to facilitate the use of these light sensitive materials in the dentist's office by accelerating this process and resulting in an approximately three shade change in less than one hour. The Company's MOD and Arago lasers have been cleared to market for this procedure.

     Cavity Prevention. The Company is currently conducting research and is initiating clinical trials to use its lasers for cavity prevention applications. The Company's clinical trials are at an early stage and there can be no assurances that FDA clearance will be obtained for these applications.

  Ophthalmic Laser Market

     Laser systems have been used for the treatment of eye disorders for many years and are widely accepted in the ophthalmic community. The original and most widely accepted use of laser systems in ophthalmology has been for posterior capsulotomy. The Company does not promote its lasers for this market, which it believes is approaching saturation, but instead focuses on intraocular refractive and aesthetic procedures including anterior capsulotomy, cataract removal, glaucoma treatment, corneal sculpting and occuloplastic or aesthetic procedures. The Company has developed the Centauri Er:YAG laser which is capable of performing all of these procedures, which are typically performed by several different types of medical lasers. To date, however, the Centauri laser has only been cleared for use in anterior capsulotomies and certain cosmetic procedures.

     Cataract Removal Procedures. The Company believes that no medical lasers have been approved to date for cataract extraction procedures, and that medical lasers may result in less trauma and inflammation than traditional surgical methods, providing more comfort to the patient. The Company's Centauri Er:YAG laser has been cleared to market for anterior capsulotomy, a procedure which opens the capsule of the eye prior to the removal of the cataract. The Company has also completed Phase II clinical trials on the Centauri laser for lens emulsification (the removal of the cataract itself), as an alternative to phacoemulsification (the breakup of the cataract by ultrasonic energy). The Company believes that this patented technology for use in lens emulsification may provide an easier and safer method of cataract removal.

     Treatment of Glaucoma. Glaucoma, a disease of the eye characterized by increased intraocular pressure within the eyeball and progressive loss of vision, has traditionally been treated with drug therapy. When drug therapy is ineffective, periodic invasive surgery may be required. In these cases, lasers may be used to open the sclera and relieve pressure in the eye. This procedure, which may be repeated periodically, can be performed under local anesthesia with a self closing incision on an outpatient basis. The Company is currently conducting clinical trials prior to seeking clearance to market its Centauri Er:YAG laser for this procedure. If clearance is obtained, concerning which there can be no assurance, the Company's Er:YAG laser could provide a viable alternative to the traditional invasive surgical procedures.

     Corneal Sculpting. The Company believes that the recent approval of excimer lasers has resulted in greater acceptance and recognition of laser refractive surgery in the ophthalmic market. Medical lasers may be used for corneal sculpting (photorefractive keratectomy), a procedure in which the laser is used to sculpt the cornea of the eye to a desired curvature to correct the myopia, hyperopia or astigmatism. The Company plans to seek approval to market the Centauri laser for corneal sculpting and has initiated studies in preparation for regulatory submittal for this application. No assurance can be given, however, that approval will be given for this application.

     Aesthetic Surgical Procedures. The Company has received clearance for the use of its lasers in certain aesthetic procedures such as skin resurfacing and eyelid surgery. It plans to begin marketing certain of these products for aesthetic applications during the 1999 fiscal year.

  Surgical Laser Market

     Laser systems have been approved for and are currently being used in a variety of surgical applications including orthopedics, neurosurgery, urology, gastroenterology, ophthalmology, cardiology, dermatology, gynecology and plastic surgery. Although the Company's products are cleared to market in a number of specialty areas within the surgical market, the Company has specifically targeted tissue melding (tissue fusion) and aesthetic applications within the surgical market.

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

     Aesthetic Surgical Procedures. The market for aesthetic surgery is growing rapidly worldwide. The Company has a number of approvals for lasers to be used in aesthetic applications and will devote further efforts in the future to entering into and capitalizing on this market.

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

  Corneal Topography Market

     Because of the importance of the cornea to visual performance, virtually all ophthalmologists and optometrists have historically used a measuring instrument known as a keratometer to quantify corneal curvature. This instrument obtains four measurement points reflected on a 3 millimeter diameter circle on the cornea. Because of the small number of data points and other limitations of this instrument, it cannot accurately measure asymmetrical curvatures. This is clinically significant because, according to clinical studies, more than one out of every three people suffers from asymmetric refractive errors. While in the past the limitations of keratometry were accepted since only symmetrical refractive errors were correctable with glasses or contact lenses, this is no longer the case. Advanced contact lens designs and refractive surgical procedures provide clinicians and patients with a variety of optical solutions, even for asymmetrical errors, and require more accurate information over a greater area of the cornea.

     Applications of corneal topography technology include:

     Refractive Surgery. More than 140 million Americans suffer from refractive errors requiring them to wear glasses or contact lenses. Every year there are an estimated 65-70 million patient visits to ophthalmologists and optometrists in the U.S. which result in the purchase of over 60 million eyeglasses and contact lenses. It is also estimated that over 40% of the world's population suffers from refractive errors significant enough to require some form of correction. Many industry analysts believe that emerging refractive surgery techniques will be attractive to a significant number of these patients.
Corneal topography has important applications in selecting the appropriate procedure for each patient, preoperative surgical planning, postoperative evaluation and patient follow-up.

     Cataract Surgery. Cataract surgery is a procedure involving removal of an opacified natural crystalline lens, primarily in elderly patients. The evacuated lens is replaced with an implant called an intraocular lens ("IOL"). Corneal topography can help the surgeon improve pre-surgical planning, assess and correct surgically induced astigmatism (which is the most frequent complication caused by IOL surgery), potentially improve the calculation of the implanted IOL power, and support combination cataract/refractive surgical procedures.

     Corneal Transplants. Corneal topography provides important information for other surgical procedures, including post operative evaluation of corneal transplants. An increasing number of corneal transplants are performed using corneal topography to provide for improved surgical outcomes by allowing the practitioner to evaluate surgical technique and adjust postoperative treatment. EyeSys estimates that approximately 50,000 corneal transplants are performed in the U.S. each year.

     Diagnosis of Astigmatism and Corneal Pathology. Corneal topography is a valuable technology for the analysis and diagnosis of astigmatism and various corneal pathologies, including keratoconus, pellucid marginal degeneration and contact lens-induced corneal warpage. Because of the limitations of keratometers, many of these patients have pathology that cannot be accurately measured by keratometry, the most widely used method of measuring corneal curvature.

     Contact Lens Fitting and Custom Lens Manufacturing. Corneal topography has several applications in contact lens fitting and manufacturing, including (i) identification of irregular and hard-to-fit corneas, (ii) detection of contact lens induced corneal warpage, (iii) computerized selection of lenses and evaluation of fit, (iv) custom designed contact lenses, and (v) verification of lens parameters. The Company believes that the combination of an affordable corneal topography system and applications software targeted at improving contact lens fitting is particularly attractive to optometrists and general ophthalmologists who currently fit contact lenses. The Company has developed a software application, Pro-Fit, which utilizes the available corneal topography data to recommend lenses which can be selected from a comprehensive worldwide database of rigid gas permeable (RGP or "hard") and soft lenses. Clinical testing of Pro-Fit shows that the use of this application software can yield dispensable RGP prescriptions over 90% of the time providing for dramatic improvements in the quality of contact lens fits and can result in a significant saving of clinicians' time. Traditional RGP lens fitting, based on keratometer readings, is often a trial and error process, consuming clinician or staff time and can be uncomfortable for patients.

  Ocular Imaging Systems Market

     There are approximately 18,000 ophthalmologists in the United States and 28,000 ophthalmologists practicing medicine in countries outside the United States. This group has been traditionally divided into two major groups: those who specialize on the anterior segment (front of the eye), and those who specialize on the posterior segment (back of the eye). Within these groups there are several sub-specialties including medical retina, retina and vitreous, glaucoma, neuro, plastics, pediatric, cataract, cornea and refractive surgery. OIS's WinStation products are targeted primarily at the retina specialist and general ophthalmologist.

     The WinStation market consists of current fundus camera owners and anticipated purchasers of fundus cameras suitable for interfacing with the OIS's digital imaging system products. A fundus camera is a camera that produces photographs of the retina of the eye. Presently there are over 8,500 mydriatic fundus cameras in clinical use in the United States with an equal number in the international market. New fundus camera sales fluctuate between 500 and 1,000 units per year. Of the total number of fundus cameras worldwide, approximately 12,000 are suitable to be interfaced with OIS digital imaging systems.

     Currently there are six manufacturers of fundus cameras producing a total of 17 models. OIS has successfully designed optical and electronic interfaces to each of these cameras.

     The primary target market for digital angiography systems is retinal specialists who number approximately 3,000 in the U.S. For the past two years OIS digital imaging system sales have been driven in this segment to a large extent by indocyanine green ("ICG") angiography. ICG angiography is a new diagnostic test procedure which is yielding new clinically significant information that is helpful in the treatment of patients with macular degeneration (a leading cause of blindness afflicting over 13 million people in the U.S.). ICG angiography is a dye procedure that can only be performed using a digital imaging system. While only used for 10-20% of patient angiography, it has been the catalyst to digital imaging system purchases. Competition is intense in the retinal community and those practices without ICG capability are losing referral business from general ophthalmologists. The Company expects the demand for digital angiography to continue as it is becoming a standard of care.

  Surgical Outcomes Market

    Data.Site surgical outcomes software is targeted to approximately 18,000 ophthalmologists in the United States who desire to monitor and improve their surgical outcomes. Accessible through the internet, Data.Site is expanding into the international marketplace and other clinical specialties. The Data.Site software is currently being expanded to perform in conjunction with other electronic medical records systems.

Products

  Laser Products

     The use of laser technology in dentistry, ophthalmology and surgery involves the controlled application of laser light to hard or soft tissue causing an optical, thermal, acoustic or plasma interaction with the tissue. When applied to tissue, the laser light is partially absorbed. This process of absorption converts the light to heat, which in turn alters the state of the tissue. The degree of tissue absorption varies with the choice of wavelength and is an important variable in the application of laser technology in treating various tissues. The laser energy can also form a gas bubble in a water medium which provides an acoustic cutting effect as it bursts. The Company often uses its proprietary delivery systems to control the relative proportions of acoustic, thermal and optical energy applied to tissue resulting in enhanced cutting effects. These delivery systems include flexible fiberoptics, waveguides, articulated arms and micromanipulators or scanners which are used on a disposable or limited reuse basis, and which the Company expects will provide a recurring revenue stream for the Company. The Company's strategy is to target specific applications in the dental, ophthalmic and surgical markets, where management believes that the Company's technology and products have competitive strengths.

     The Company's line of portable lasers are specifically designed for use in outpatient surgical centers and medical offices. The Company believes that its lasers are also well suited for the international market, particularly in facilities with many surgical suites where easy transportation of equipment is necessary. By employing techniques developed in the computer industry, the Company has designed a laser system that (i) is modularly designed and uses similar components for multiple laser systems thereby reducing their overall cost, (ii) allows for efficient and inexpensive repair by replacing a board or assembly in the field or through the mail, reducing the need for a field service force, and (iii) can be easily moved from the office to surgical centers because of its compact size and limited voltage requirements. The Company's Er:YAG lasers are currently priced from $39,000 to $126,000 and its Nd:YAG lasers are currently priced from $25,000 to $80,000. The Company's diode lasers are currently priced from $22,000 to $35,000 and its argon lasers are priced from $5,500 to $22,000. The prices of lasers within these ranges depend upon each model's power capability and the features offered.

     The following table presents in summary form, the Company's principal lasers and delivery systems, the principal applications for which the Company intends to use them, and the FDA status of such products.

Product                              Medical Application                    FDA Regulatory Status
--------------------   ------------------------------------------------   --------------------------
Centauri (Er:YAG)      Dental--Soft Tissue.............................   Cleared to market
                       Dental--Hard Tissue.............................   Cleared to market
                       Ophthalmology (e.g. Anterior Capsulotomy)          Cleared to market
                       Ab-externo and Ab-interno Sclerostomy, Laser
                       Lens Emulsification.............................

                       Corneal Sculpting...............................   Preclinical animal studies
                       General Surgery, Neurosurgery, Orthopedics,
                       Gastrointestinal and Genitourinary Procedures,
                       Urology, Gynecology and Oral Surgery............   Cleared to market


Pegasus (Nd:YAG        Dental--Soft Tissue.............................   Cleared to Market
20W)
Polaris (1.32(units)   Tissue Melding..................................   Clinical trials
Nd:YAG)

Product                              Medical Application                    FDA Regulatory Status
--------------------   ------------------------------------------------   --------------------------
                       General Surgery, Ophthalmology, Arthroscopic
                       Surgery, Gastrointestinal and Genitourinary
                       Procedures, Urology, Gynecology and Oral           Cleared to market
                       Surgery.........................................

Aurora (diode)         Dental--Soft Tissue.............................   Cleared to market

                       Dental and General Surgery, Ophthalmology,
                       Arthroscopic Surgery, Gastrointestinal and
                       Genitourinary Procedures, Urology, Dermatology,
                       Plastic Surgery, Podiatry, Neurosurgery,
                       Gynecology, Pulmonary Surgery and Oral Surgery..   Cleared to market

MOD and Arago          Dental--Composite Curing........................   Cleared to market
 (argon)
                       Dental--Teeth Whitening.........................   Cleared to market

     Centauri ER:YAG Laser. The Company's Centauri Er:YAG laser is a portable Er:YAG pulsed solid state laser which generates high frequencies (up to 30Hz) at relatively low peak power. These high frequencies allow faster cutting at lower energies. The 2.9 micron wavelength of the Er:YAG is highly absorbed by water, producing a cut similar to the scalpel. The Er:YAG wavelength is delivered through a fiber optic delivery system which enables the beams to be focused and angled. These fiberoptic catheters are difficult to produce and the Company has invested heavily in the technology to develop fibers which can handle adequate power. The Company had experienced difficulties in securing a consistent and reliable source for these fibers in the past. It has procured two sources for these fibers. See "--Manufacturing and Materials" and "Legal Proceedings."

     The Company's Centauri Er:YAG laser has many potential applications in different medical specialties, including cutting hard tissue such as bone and teeth, which could replace or minimize the use of noisy, high speed dental hand drills, and removing ocular structures or performing microsurgery with minimal thermal damage. Although until recently marketed only for soft tissue dental procedures and anterior capsulotomy, the Centauri laser also has received FDA clearance to market for hard tissue dental procedures. No assurance can be given, however, that the use of the Er:YAG laser for hard and soft tissue procedures will become a widely accepted practice in dentistry. This laser also has received FDA clearances to market for hemostasis, excision and vaporization of tissues in ophthalmology, general surgery, neurosurgery, orthopedics, gastroenterology, urology, gynecology and oral surgery. See "--Government Regulation." The Centauri laser is effective in cataract ophthalmic procedures because its wavelength is at the peak of the water absorption spectrum and water comprises greater than sixty percent of ophthalmic tissues. Therefore, the Centauri laser can emulsify cataracts, surgically excise tissue in the treatment of glaucoma and can precisely remove layers of cornea similarly to an excimer laser. This system, which currently is cleared for anterior capsulotomy and other procedures in ophthalmology, is estimated to be available for approximately one-third the price of refractive excimer lasers currently on the market and requires substantially lower maintenance costs than excimer lasers (an estimated $10,000 per year as compared to approximately $70,000). In addition, the multipurpose Centauri Er:YAG laser is completely portable and does not emit any toxic gases or cause any potential mutagenic effect which may result from the use of the excimer laser.

     The Company has recently introduced what it believes to be the industry's first fully-integrated Er:YAG laser system for ophthalmic procedures. The new system incorporates the Centauri Er:YAG laser and provides the option of either a bi-manual or coaxial, uni-manual handpiece to accommodate an individual physician's technique. The Company has also demonstrated this system with an optional scanner for skin resurfacing.

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

     Polaris and Pegasus ND:YAG LASERS. The energy of Nd:YAG lasers is absorbed by blood in tissue and as a result these systems are the preferred lasers to limit bleeding during surgery and for procedures requiring fiberoptic delivery, such as laparoscopic surgery. The Nd:YAG fiberoptic delivery system allows the surgeon to perform surgery through small incisions, providing minimally invasive surgery to patients and usually reducing treatment costs and the length of hospital stays.

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

     Aurora Diode Laser. The Aurora diode laser is the Company's first semiconductor laser and is the first truly portable diode laser designed for dentistry. The Aurora diode laser replaces the 20 watt Pegasus laser for periodontal procedures, and is approximately one-fourth the size and one-half of the cost of that system. The diode wavelength is absorbed by blood and pigmentation and has been cleared for use in multiple specialties such as general surgery, ophthalmology, urology and plastic surgery. The Aurora laser, which was introduced for soft tissue dental applications in February 1996, is designed to utilize the Nd:YAG delivery systems, including TouchTIPS, AngleTIPS and sculptured fibers, for soft tissue surgery with minimal bleeding or anesthesia. The dental laser can also be used to treat early stage gum disease, postponing or in some cases eliminating the need for periodontal surgery and providing the opportunity for overall cost savings. The Company believes the Aurora laser compares favorably with competitive products including pulsed Nd:YAG lasers, which cannot produce the required laser settings for use with TouchTIPs, or in the new technique for the treatment of periodontal disease, as well as with CO(2) lasers (which cannot be delivered through a fiber), and argon lasers (which tend to be slower in cutting and may produce charring).

     Arago and MOD Argon Lasers. The Arago and the MOD (Multi Operatory Dentalaser) are gas lasers which have been cleared to market in dentistry to accelerate the composite curing process. Composites are rapidly replacing amalgams (gold and silver) as the material of choice for the restoration of cavities. The argon wavelength penetrates through the composite and has been shown to frequently result in a stronger restoration than composites cured by traditional curing lights. The Company's argon lasers can also be used to cure the resins used in placing veneers or bonding orthodontic brackets.

     The argon laser can also be used to enhance teeth whitening procedures using light activated bleaching materials which have traditionally been applied at night over a six to eight week period. Lasers have been shown to facilitate the use of these light activated products in a dentist's office by accelerating this process and resulting in an approximately three shade change in less than one hour. The argon laser has been cleared to market for this procedure. No assurance may be given that the use of the argon laser for teeth whitening will become a widely accepted practice in the dental industry. The Company plans to bundle its lasers with light activated whitening materials and co-market these products with the manufacturers of these materials. The Company is currently manufacturing the MOD lasers in-house. The Arago laser is currently being supplied by a third party manufacturer on behalf of the Company.

     Other Lasers. The Company has developed other solid state pulsed lasers including the Sirius .532 Nd:YAG laser, Orion Ho:YAG laser and the Arcturus alexandrite:YAG laser, and other applications for its existing lasers, but is not actively marketing these lasers at the present time. The following table sets forth in summary form certain additional lasers owned by the Company which are not currently marketed by the Company, and the principal applications for which the Company has clearance to market such lasers.

Product                                         Medical Application                FDA Regulatory Status
---------------------------------   --------------------------------------------   ---------------------
Altair (CO\\2\\) and a CO\\2\\      Orthopedics General and Plastic Surgery,
 laser acquired from Pfizer HPG     Dermatology, Podiatry Ear, Nose and Throat,
                                    Gynecology Pulmonary Procedures;
                                    Neurosurgery and Ophthalmology..............   Cleared to market

Pegasus (Nd YAG)                    General Surgery, Urology, Gastrointestinal
 40W/60W                            Procedures, Pulmonary Procedures,
                                    Gastroenterology, Gynecology and               Cleared to market
                                    Ophthalmology...............................

Pegasus (Nd:YAG)                    Oral, Arthroscopic and General Surgery,
 100W                               Gastroenterology, Gastrointestinal and
                                    Genitourinary Procedures, Pulmonary
                                    Procedures, Gynecology, Neurosurgery and       Cleared to market
                                    Ophthalmology...............................

Sirius (.532(units) Nd:YAG)         Dermatology, General and Plastic Surgery,
                                    Podiatry and Orthopedic Applications........   Cleared to market

Orion (Ho:YAG)                      General Surgery, Orthopedics, Ear, Nose and
                                    Throat, Ophthalmology, Gastroenterology,
                                    Pulmonary Procedures and Urology............   Cleared to market

Er:YAG/Nd:YAG                       Various specialties.........................   Cleared to market
 (Combination)

  Laser Delivery Systems and Disposable Products

     An integral part of any laser system is the means of delivering laser light to the target tissue. Delivery systems commonly employed in laser surgery include flexible fiberoptics, waveguides, articulated arms and micromanipulators. The Company's proprietary delivery systems control the relative proportions of acoustic, thermal and optical energy applied to tissue resulting in enhanced cutting efforts. Flexible fibers are a preferred method of delivery for most clinical procedures, but until recently were only available for Nd:YAG and argon lasers. With the diode laser, coupling efficiency between the laser and fiber optic limits high powers being focused into small diameter fibers. Fibers for Erbium lasers are less reliable and durable than standard quartz fibers, which limits the number of procedures they may be used for. They are also significantly more expensive than quartz fibers. The end of a fiber may be shaped or used with a detachable tip to control the mechanism of laser/tissue interaction, to give a tactile feel, to provide certain mechanical effects and to angle or focus the laser beam. The Company has also been granted a perpetual paid-up license to manufacture, use and sell flexible waveguides to deliver CO(2) energy pursuant to the Assignment and Modification Agreement dated July 26, 1991 among the Company, Pfizer HPG and Medical Laser Technologies Limited.

     While each laser system marketed by the Company consists of a laser and an integral fiber, these fibers and other products, such as tubing sets, are used by surgeons on a disposable or limited reuse basis for each clinical procedure. The Company believes that expansion into this market could provide it with a recurring revenue stream. The Company manufactures a variety of fiberoptic delivery systems, sculpted fiberoptic probes, optical tips (AngleTIPS and TouchTIPS), waveguides and catheters which are designed for single-patient use. The patented connectors and need for product sterility encourage the users of the Company's lasers to purchase only products which are compatible with this system. The Company believes it can sell these products on a custom basis to hospital administrators for other surgical laser systems at a significant discount to competitors' published prices, while maintaining gross margins through vertical integration and the extensive use of molds and tooling. The Company also assembles and/or distributes a full line of laser accessories, including glasses, goggles, laser signs and smoke evacuators.

  Corneal Topography Products

     EyeSys 2000 Corneal Analysis System. The EyeSys System 2000 corneal topography instrument and Microsoft Windows based software is targeted at refractive surgeons, general ophthalmologists and optometrists for diagnostic, surgical and contact lens fitting applications. The primary function of the instrument is to position a patient for corneal image capture, acquire the image of reflected rings and send the image to an Intel based personal computer for further processing. The System 2000 is modular and is marketed as a proprietary computer peripheral and software. The System 2000 hardware interfaces to the computer via a parallel port connection, allowing EyeSys to unbundle the computer, monitor, printer, tables and other third party items. This can significantly lower the price to the customer by allowing physicians to utilize hardware they already own. Customers that need to purchase nonproprietary hardware are given the option of ordering through EyeSys or obtaining suitable hardware on their own.

     The EyeSys System 2000 software modules are Microsoft Windows applications and include the following basic modules:

     Patient Examination Software. This core application is the fundamental software marketed by EyeSys and is required to perform corneal topography examinations. It provides the control functions for EyeSys' System 2000 instrumentation as well as image processing and basic topographical mapping capability.

     Patient History Software. This application provides a database for patient topographic and demographic data as well as the results of other tests performed as part of an eye examination. This software includes the ability to compare multiple corneal topography examinations for a patient allowing the clinician to monitor surgical and other corneal changes over time. Features include the ability to digitally subtract multiple examinations, providing high resolution analysis of corneal changes.

     Advanced Diagnostic Software. This application provides software tools to allow for diagnosing corneal pathologies and analyzing visual function. More specifically, this package presents unique information on the cornea's refractive power, aspherecity and optical surface distortion.

     Pro-Fit Contact Lens Fitting Software. Pro-Fit utilizes the available corneal topography data to recommend specific lenses which can be selected from a comprehensive worldwide database of rigid gas permeable (RGP or "hard") and soft lenses. This application also has been designed for the needs of foreign markets, particularly for the European market where contact lens fitting methods and practices differ from those in the United States.

     At the American Academy of Ophthalmology the Company introduced what it believes to be the smallest hand held topography system currently available. The Vista(TM) incorporates much of the same reliable and accurate software as the System 2000, but its portability facilitates its use in the operating room or by the optometrist.

  Ocular Imaging Products

     OIS currently offers two products to the ophthalmic market: WinStation 640 and the WinStation 1024. Over the past 35 years fluorescein angiography has been performed using photographic film which requires special processing and printing. The WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically data based and are permanently stored on optical laser disk or CD-ROM. OIS offers a variety of networking and printer options to best fit the practice needs.

     OIS's WinStation systems are also used by ophthalmologists to perform indocyanine green ("ICG") angiography. ICG angiography is a new diagnostic test procedure which is yielding new clinically significant information that is helpful in the treatment of patients with macular degeneration (a leading cause of blindness afflicting over 13 million people in the U.S.). ICG angiography, used for approximately 10-20% of patient angiography, is a dye procedure that can only be performed using a digital imaging system.

  Other Products

     OIS also developed the Glaucoma-Scope(R)(TM), designed for use by ocular health providers that manage patients with glaucoma by providing a means for comparing optic nerve head topography over a number of patient visits. While OIS has sold Glaucoma-Scope(R)(TM) units in the past, it no longer actively markets this product for sale.

Marketing, Sales and Service

  Marketing and Sales

     The Company markets its products to the dental market in the United States directly to dentists and periodontists through its direct sales force consisting of seven area sales managers and its distributor and manufacturer's representative network consisting of approximately ten manufacturer's representatives and numerous international distributors. The Company markets its products primarily through conventions, educational courses, direct mail, telemarketing and other dental training programs. The dental market includes approximately 129,000 practicing dentists in the United States. The Company believes that in order to reach this market it must expand its U.S. distribution capabilities. Accordingly, Premier signed a letter of intent in December 1997 with Henry Schein, Inc. However, a dispute has arisen between the companies which makes the viability of this relationship uncertain.

     Through an active program of educational courses and preceptorships, the Company has trained dentists in many countries during the past year using industry recognized dentists and periodontists.

     The Company markets its products in the ophthalmic market through a sales manager and eight territory managers who focus their efforts on key ophthalmologists worldwide. The Company has entered into distribution agreements with distributors in many countries for sales of its diagnostic products and in preparation for market introduction of the Centauri laser. The Company grants exclusive distribution rights in select territories to its distributors who usually must maintain certain distribution minimums in order to retain their exclusive rights. The Company plans to expand its ophthalmic sales force both by enlarging its domestic sales force, either internally or through acquisition, by acquiring or engaging additional international manufacturing representatives, and by having existing international distributors carry other of the companies product lines. The Company's acquisition of EyeSys in September 1997 has aided, and is expected to continue aid, in the establishment of increased international distribution, as EyeSys utilizes 55 distributors in 60 countries. Sales, marketing and telemarketing efforts for ophthalmic products are managed out of Sacramento, California.

     On June 2, 1997, EyeSys entered into an agreement with Marco Ophthalmic Inc. ("Marco") pursuant to which that company was appointed as a nonexclusive distributor in the United States of the System 2000 and the exclusive distributor of the Vista portable corneal topography system for a three-year period following commercialization of that system.

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

     No customer accounted for more than 10% of net sales by the Company (on a consolidated basis) in fiscal 1998 or fiscal 1997. During calendar 1997, three customers each accounted for more than 10% of the sales of EyeSys: Marco Technologies accounted for 13% of sales, Newtech accounted for 14% of sales and Vistatek accounted for 15% of sales.

Customer Service and Support

     The Company is seeking to create a group of loyal customers by focusing on customer service, quality and reliability. In addition to its educational courses, the Company performs a complete installation of its products and trains the customers' staff in its proper use. Educational videos and papers are available upon request. The Company conducts service training courses for the representatives of its distributors. Prior to shipping, every product is subjected to an extensive battery of quality control tests. The Company generally provides a one year warranty with all products and extended warranties are available at an additional cost. If service is required, a product owner is either sent a loaner product by overnight carrier, returns his product for service or a service representative visits the owner to repair the unit. International service is provided either by the foreign distributor or by return of the product to the Company. The Company has experienced and may continue to experience difficulties in providing prompt and cost-effective service of its products in foreign countries. The Company is working to improve the service training of its international distributors.

Competition

  Laser Business

     The Company is and will continue to be subject to competition in its targeted markets, principally from businesses providing other traditional surgical and nonsurgical treatments, including existing and developing technologies or therapies, some of which include medical lasers manufactured by competitors. In the dental market, the Company competes primarily with dental drills, traditional curing lights and other existing technologies, and to a lesser extent competitors' CO(2), argon, Er:YAG and Nd:YAG lasers. In the ophthalmic market, the Company is subject to competition principally from (i) traditional surgical treatments using a tearing needle in anterior capsulotomy,
(ii) phacoemulsification, an ultrasound device used to break up cataracts in cataract removal procedures, (iii) corrective eyewear (such as eyeglasses and contact lenses) and surgical treatments for refractive disorders such as photorefractive keratectomy which is typically performed with an excimer laser and radial keratotomy which is performed with a scalpel, and (iv) drug therapy or surgical treatment of glaucoma. In the surgical market, wound closure procedures are usually performed using sutures and staples, and traditional cosmetic surgical procedures may be performed with a scalpel or other lasers. The Company believes that for many applications its patented or patent pending methods and fiberoptic delivery systems provide clinical benefits over other currently known technologies and competitors' laser products.

     The medical laser industry in particular is also subject to intense competition and rapid technological change. The Company believes that there are approximately 30 competitors in different sectors of the medical laser industry. The Company believes that the principal competitive factors for medical laser products are the products' technological capabilities, proven clinical ability, patent protection, price and scope of regulatory approval, as well as industry expert endorsements. Many conventional laser systems target one particular application, while the Company's Er:YAG system is designed to perform in multiple therapeutic applications. The Company's self-contained units are significantly smaller than competitive surgical models, have internal cooling devices and are powered primarily by dedicated readily available 110 volt lines instead of the 220 volt lines used by most surgical solid state lasers. The specialized menu-driven system software utilized in the Company's lasers also enhances safety and ease of use of the lasers.

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

  Topography Business

     EyeSys' primary competitors in the corneal topography market are Tomey Technology ("Tomey"), Alcon Surgical, Inc., a subsidiary of Nestle ("Alcon"), and Humphrey Instruments, a subsidiary of Carl Zeiss ("Humphrey").

     Tomey, a Japanese ophthalmic diagnostic instrument manufacturer, has historically been EyeSys' principal established competitor. Tomey initially obtained worldwide marketing rights for the TMS-1 topography system from Computed Anatomy, the product's developer, and subsequently purchased Computed Anatomy. Computed Anatomy first introduced a placido disk based topography unit at the 1987 American Academy of Ophthalmology ("AAO") meeting. The Tomey instrument distinguishes itself with a small placido and a very short working distance.

     Alcon, by its 1993 acquisition of Visioptic Inc., became a competitor of EyeSys, with considerable financial and marketing strength. Visioptic first introduced its placido disc based topography system at the AAO in 1989. The founder of Visioptic, Sami El Hage, OD, is a pioneer in three-dimensional measurement of the cornea and holds several patents on both the EH-270 placido ring based system and algorithms used in the device.

     Humphrey, with its acquisition of the corneal topography business of Optical Radiation Corporation (ORC), entered the corneal topography market at the American Academy of Ophthalmology meeting in San Francisco in October 1994. Humphrey has a strong international reputation in diagnostic instrumentation.

     Other placido based instruments and other technologies such as those produced by PAR and Orbtek are marketed or are under development by other companies, although to date none of such companies has achieved appreciable market share. EyeSys anticipates that it will encounter established competitors as it enters new markets for ophthalmic instrumentation. Some of these competitors may have greater financial, technical and marketing resources.

  Ocular Imaging Business

     The healthcare industry is characterized by extensive research and development efforts and rapid technological change. Competition for products that can diagnose and evaluate eye disease is intense and is expected to increase. The Company is aware of two primary OIS competitors in the U.S. which produce and are delivering digital fundus imaging systems, Topcon and Tomey. Four other companies are known to have systems in the international market, each with lesser market penetration.

     Topcon is OIS's main competitor in the angiography market. Topcon angiography products predominantly interface with Topcon fundus cameras while OIS's systems interface with 17 different models or fundus cameras from a wide variety of manufacturers.

     Although OIS will continue to work to develop new and improved products, many companies are engaged in research and development of new devices and alternative methods to diagnose and evaluate eye disease. Introduction of such devices and alternative methods could hinder OIS's ability to compete effectively and could have a material adverse effect on its business, financial condition and results of operations. Many of OIS's competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than OIS.

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

Research and Development

  Laser Business

     In the past three fiscal years, the Company (excluding EyeSys, Data.Site and OIS) has invested in excess of $5.8 million in research and development programs. This amount includes approximately $700,000 received under a Small Business Innovative Research Grant in fiscal 1996 and 1997, however; it excludes a $9.2 million non cash charge for in-process research and development related to the EyeSys acquisition in fiscal 1998. The Company's research and development programs have capitalized on the research and development activities conducted by Pfizer Laser wherein that company identified key military and aerospace technologies and adapted these technologies to portable, efficient, solid-state laser products that were modular in nature. This investment in research and development has resulted in the development of 20 models of lasers, reusable accessories such as smoke evacuators and irrigation aspiration systems, more than 1,000 types of custom delivery systems and approximately 20 types of surgical tips and accessories.

     In order to maintain its technological advantage, the Company must continue to invest in new product development. The Company seeks to augment its funding of research and development through government grants. The Company has previously been awarded a Phase II SBIR grant of $750,000, substantially all of which has been drawn to fund additional research and clinical trials regarding laser emulsification of cataracts. The Company has also applied for new Phase I research grants related to dentistry, orthopedics, tissue melding, and ophthalmology. No assurance can be given that the Company will be awarded any of these potential government grants.

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

  Corneal Topography Business

     EyeSys' research and development efforts are focused on further development of corneal topography systems, advanced applications software development, internationalization of software, minimization, simplification and optimization of the instrument and development of the next generation ophthalmic instrumentation.

  Ocular Imaging Business

     OIS intends to devote significant resources to the development of telemedicine/managed care applications, the improvement of optics, new fundus camera interfaces for ICG, software development (including the continued enhancement of WinStation), hardware optimization, and the patient/doctor interface. OIS's research and development expenditures in the periods ended August 31, 1997 and 1996, were $1,070,192 and $846,034, respectively.

Patents and Patent Applications

     Patent protection is an important part of the Company's business strategy, and the Company's success depends, in part, on its ability to maintain patents and trade secret protection and on its ability to operate without infringing on the rights of third parties. The Company has sought to protect its unique technologies and clinical advances through the use of the patent process. Patent applications filed in the United States are frequently also filed in selected foreign countries. The Company focuses its efforts on filing only for those patents which the Company believes will provide it with key defensible features instead of filing for all potential minor device features. In the United States, the Company holds 33 patents which expire at various times throughout approximately the next 6-17 years, and has an additional 24 pending patent applications, including divisional applications.
In addition, the Company holds 23 foreign patents including two utility model patents and has at least 44 foreign patent applications. The Company also has a nonexclusive license to a number of basic laser technologies which are commonly licensed on such basis in the laser industry. OIS holds one patent covering its current products.

     The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve trade secrets and to operate without infringing the rights of others. There can be no assurance that the Company's patents or trademarks, if granted, would be upheld if challenged, or that competitors might not develop similar or superior processes or products outside the protection of any patents issued to the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action. Moreover, if its products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

     The Company is aware of certain patents which, along with other patents that may exist or be granted in the future, could restrict the Company's right to market certain of its technologies without a license, including, without limitation, patents relating to the Company's lens emulsification product and ophthalmic probes for its Er:YAG laser. In the past, the Company has received allegations that certain of the Company's laser products infringe other patents. There has been significant patent litigation in the medical industry in general, and in the medical laser industry in particular. Adverse determinations in litigation or other patent proceedings in which the Company may become a party could subject the Company to significant legal judgments or liabilities to third parties, and could require the Company to seek licenses from third parties that may or may not be economically viable. Patent and other intellectual property rights disputes often are settled through licensing arrangements. No assurance can be given that any licenses required under these or any other patents or proprietary rights would be available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be enjoined. If the Company is found, in a legal proceeding, to have infringed the patents or other proprietary rights of others, it could be liable for significant damages. These damages may be mitigated in some cases by patent infringement insurance held by the Company.

     The Company also relies on unpatented proprietary technology, trade secrets and know-how. Certain components of the Company's products are largely proprietary and constitute trade secrets, but others are purchased from third parties. There is no assurance that other parties will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

     The Company seeks to protect its unpatented proprietary technology, in part, through proprietary confidentiality and nondisclosure agreements with employees, consultants and other parties. The Company's confidentiality agreements with its employees and consultants generally contain industry standard provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

Government Regulation

  FDA Regulation

     The products that are manufactured by the Company are regulated as medical devices by the FDA under the Food, Drug and Cosmetics Act (the "FDC Act"). Satisfaction of applicable regulatory requirements may take several years and requirements vary substantially based upon the type, complexity and novelty of such devices as well as the clinical procedure. Pursuant to the FDC Act and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or approval for devices, recommendations by the FDA that the Company not be allowed to enter into government contracts, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     The FDA classifies medical devices in commercial distribution into one of three classes: Class I, II or Ill. This classification is based on the controls the FDA deems necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are subject to general control (e.g., labeling, premarket notification and adherence to applicable requirements for Good Manufacturing Practices, or "GMP's") and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). The Company's laser and diagnostic products typically are classified as Class II devices, but the FDA may classify certain indications or technologies into Class III and require a premarket approval application ("PMA"). OIS's products are classified as Class II devices (special controls) which require, among other things, annual registration, listing of devices, good manufacturing practices and labeling, and prohibition against misbranding and adulteration.

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

  Regulatory Status of Products

     The Company has received 510(k) clearance to market the following lasers in an aggregate of more than 100 specialty areas: CO(2) (four models: 10W, 20W, 35W, 65W); Nd:YAG (four models: 20W, 40W, 60W, 100W); Ho:YAG (one model); Er:YAG (two models); 1.32 micron Nd:YAG (two models: 15W, 25W); .532 micron Nd:YAG (one model); Argon (three models); diode (two models); Nd:YAG/Er:YAG combination laser (one model). Each of these lasers has clearances in multiple specialty areas. The Company also has received 510(k) clearance to market a scanner, sculptured fiber contact tip fibers, bare fibers, TouchTIPS, AngleTIPS and focusing tips for all cleared wavelengths of the Company's lasers as well as argon lasers. If a device for which the Company has already received 510(k) premarket clearance is changed or modified in design, components, method of manufacture or intended use, such that the safety or effectiveness of the device could be significantly affected, a new 510(k) premarket notification is required before the modified device can be marketed in the United States. The Company has made modifications to certain of its products which the Company believes do not require the submission of new 510(k) notifications. However, there can be no assurance that the FDA will agree with the Company's determinations and not require the Company to discontinue marketing one or more of the modified devices until they have been cleared by the FDA. There also can be no assurance that any such clearance of modifications would be granted should clearance be necessary.

     OIS has received 510(k) clearance for its Glaucoma-Scope(R)(TM) and its digital angiography product, and EyeSys has received 510(k) clearance for its System 2000 and Vista corneal topography systems.

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

  Additional Regulatory Requirements

     Any products manufactured or distributed by the Company pursuant to a 510(k) premarket clearance notification or PMA are or will be subject to pervasive and continuing regulation by the FDA. The FDC Act also requires the Company to manufacture its products in registered establishments and in accordance with current GMP regulations, which include testing, control and documentation requirements. The Company must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury. The Company's facilities in the United States are subject to periodic inspections by the FDA. The FDA may require postmarketing surveillance with respect to the Company's products. The export of medical devices is also subject to regulation in certain instances.

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

     In addition, the use of the Company's products may be regulated by various state agencies. For instance, the Company is required to register as a medical device manufacturer with certain state agencies. In addition to being subject to inspection by the FDA, the Company also will be routinely inspected by the State of California for compliance with GMP regulations and other requirements.

     Although Premier believes that it currently complies in all material respects and will continue to comply with the applicable regulations regarding the manufacture and sale of medical devices, such regulations are always subject to change and depend heavily on administrative interpretations. Premier plans to integrate OIS's manufacturing operations under Premier's GMP practices and at its facilities over the next several months. There can be no assurance that future changes in law, regulations, review guidelines or administrative interpretations by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company's business, financial condition and results of operations. In addition to the foregoing, the Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's ability to conduct business.

     Furthermore, the introduction of the Company's products in foreign countries often require obtaining foreign regulatory clearances, and additional safety and effectiveness standards are required in certain other countries. The Company believes that only a limited number of foreign countries currently have extensive regulatory requirements. These countries include the European Union countries, France, Germany, Canada, Mexico and Japan. Domestic manufacturing locations of American companies doing business in certain foreign countries, including European Union countries, may be subject to inspection. The time required for regulatory approval in foreign countries varies and can take a number of years. During the period in which the Company will be attempting to obtain the necessary regulatory approvals, the Company expects to market its products on a limited basis in certain other countries that do not require regulatory approval. There can be no assurance that the Company's products will be cleared or approved by the FDA or other governmental agencies for additional applications in the United States or in other countries or that countries that do not now require regulatory approval will not require such approval in the future.

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

     The Company purchases certain raw materials, components and subassemblies included in the Company's products from a limited group of qualified suppliers and does not maintain long-term supply contracts with any of its key suppliers. While multiple sources of supply exist for most critical components used in the laser, corneal topography and fiberoptic delivery systems, the disruption or termination of these sources could have a material adverse effect on the Company's business and results of operations. Vendor delays or quality problems could also result in production delays of up to six months as several components have long production lead times. These long lead times, as well as the need for demonstration units, require a significant portion of working capital to fund inventory growth. The Company has in the past experienced and may continue to experience shortages in raw materials and certain supplies.

     The Company owns the molds used to produce certain proprietary parts of the devices. The Company also designs and develops the software necessary for the operation of its laser systems. The Company designs and assembles its own fiberoptic delivery systems and laser accessory equipment such as laser carts and associated disposable supplies. The Company believes that its manufacturing practices are in accordance with GMP regulations.

  OIS Manufacturing and Production

     OIS is primarily a systems integrator with proprietary software, optical interfaces, and electronic fundus camera interfaces. Certain components are subcontracted to outside vendors and assembled at OIS. OIS inventories and assembles components in a facility located in Sacramento, California. For production of certain components of its products, OIS's manufacturing strategy is to use subcontractors to minimize time and reduce capital requirements.

     OIS's product line is manufactured by assembling components purchased from established outside quality vendors as well as certain components manufactured by OIS. Proprietary components manufactured by OIS include interface circuit boards for 17 fundus camera models, video optical interfaces including ICG and live viewing options. The Glaucoma- Scope(R)(TM) optical head is also manufactured by OIS.

     As a systems integrator, a significant number of the major hardware components in OIS's products are procured from sole source vendors. Whenever possible, however, OIS seeks multiple vendor sources from which to procure its components. As with any manufacturing concern dependent on subcontractors and component suppliers, significant delays in receiving products or unexpected vendor price increases could adversely affect OIS.

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

Employees

     As of June 25, 1998, the Company (including EyeSys, but excluding Data.Site and OIS) employed 102 people, 2 of whom are employed on a part-time basis. None
of these employees are represented by a union.   Twenty-seven employees perform
sales, marketing and customer support activities. The remaining employees perform manufacturing, financial, administration, regulatory, research and development and quality control activities. The Company also engages the services of many independent contractors and temporary personnel. The Company believes that its relationship with its employees is good.

  OIS and Data.Site Employees

     As of June 23, 1998, OIS had 29 employees, and Data.Site had 13 employees, all of which were full time employees. OIS also engages the services of consultants from time to time to assist OIS on specific projects in the area of research and development, software development, regulatory affairs, and product services. These consultants periodically engage contract engineers as independent consultants for specific projects. OIS has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. OIS considers its relationship with its employees to be good.

                                  RISK FACTORS

     The Company's securities are highly speculative in nature and an investment in such securities involves a high degree of risk. Prospective investors should carefully consider, along with the other information contained in this Annual Report, the following considerations and risks in evaluating an investment in the Company.

Limited Operating History; Continuing Operating Losses

     The Company was formed in July 1991 and has not generated significant revenues to date. As of March 31, 1998, the Company had a substantial accumulated deficit. The Company also had substantial operating losses for each of the four fiscal years ended March 31, 1998, resulting principally from costs incurred in research and development and other costs of operations. The Company expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance. The Company may incur losses for the foreseeable future due to the significant costs associated with manufacturing, marketing and distributing its laser products and due to continual research and development activities which will be necessary to develop additional applications for the Company's technology.

Uncertainties Concerning Future Profitability

     The Company's ability to achieve profitability will depend, in part, on its ability to continue to successfully develop clinical applications, obtain regulatory approvals for its products and develop the capacity to manufacture and market such products on a wide scale. There is no assurance that the Company will be able to successfully make the transition from research and development to manufacturing and selling commercial medical laser products on a broad basis. While attempting to make this transition, the Company will be subject to all risks inherent in a growing venture, including the need to produce reliable products, develop marketing expertise and enlarge its sales force.

Uncertain Market Acceptance

     The Company's future sales are dependent, in part, on the Company's ability to demonstrate to dentists, ophthalmologists and other physicians the potential cost and performance advantages of its laser systems and other products over traditional methods of treatment and over competitive products. To date, commercial sales of the Company's lasers have been limited, and no assurance can be given that these laser products can be successfully commercialized on a broad basis. Lasers have not been widely used in dentistry and their use requires training and expertise. The acceptance of dental lasers may be adversely affected by their high cost, concerns by patients and dentists relating to their safety and efficacy, and the substantial market acceptance and penetration of alternative dental tools such as the dental drill. Current economic pressure may make doctors and dentists reluctant to purchase substantial capital equipment or invest in new technology. The failure of medical lasers to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that any of the Company's products will be accepted by the medical or dental community or by patients, or that a significant market for the Company's systems will be developed and sustained. The Company currently has a limited sales force and will need to hire additional sales and marketing personnel to increase the general acceptance of its products.

Pending Litigation and Regulatory Investigations

     The Company is a defendant in a number of related securities class action matters, generally relating to allegations of misrepresentations by the Company during the period May 7, 1997 to April 15, 1998 (the "Class Action Litigation"). In addition, the SEC and Nasdaq Stock Market have commenced investigations of the Company's practices and procedures relating to revenue recognition issues and related matters. The Company's defense of the litigation matters, and responses to the regulatory investigations, will be expensive and time consuming to the Company's management, and are expected to materially and adversely affect the Company's results of operations for the foreseeable future. If an adverse judgement is entered in the Class Action Litigation, or the Company settles such litigation, such judgement or settlement could also materially and adversely affect the Company's business and results of operations. In addition, the SEC and Nasdaq Stock Market are empowered to assess substantial penalties against the Company, in connection with their findings in the pending investigation. The Nasdaq Stock Market is also empowered to take various actions relating to the listing of the Company's securities on the Nasdaq Stock Market. The imposition of any of such penalties could materially and adversely affect the Company's business, financial condition and results of operations.

Possible Restatement of Financial Results

     The Company, in conjunction with its independent accountants, is conducting an analysis of its historical revenue recognition practices, including but not limited to those employed in connection with its transactions with Henry Schein, Inc. The period under review includes fiscal 1997 and fiscal 1998 including interim periods. Upon completion of that analysis, the Company may determine that it is appropriate to restate the financial statements in one or more of its past SEC filings. If made, such restatements may involve a reduction in the amount of revenue reported for such periods, increased reserves for accounts receivable and slow moving and absolete inventory, together with corresponding adjustments to net income or net loss and other items of the financial statements. Such reductions may be material.

Suspension of Trading of Securities.

     On May 26, 1998, following the withdrawal by the Company's former accountant of its report on the Company's fiscal 1997 financial statements, the Nasdaq Stock Market suspended trading of the Company's Class A Common Stock and Class B Warrants, pending an investigation of certain of the Company's accounting practices. Although the Company is cooperating with this investigation, and has engaged new auditors for the purpose of certifying the Company's 1997 and 1998 financial statements, no assurance can be given that the Company will be able to meet any conditions that may be imposed by the Nasdaq Stock Market in order for the suspension of trading to be terminated. Unless and until the suspension is terminated or other arrangements are made for creating a market for the Company's securities, such securities will continue to be highly liquid. The absence of a public trading market for the Company's securities will materially and adversely affect the market value of such securities. In addition, OIS's Common Stock is trading on the OTC "bulletin board," which provides less liquidity than a listing on the Nasdaq Stock Market or an exchange. To the Company's knowledge, OIS has no plans to apply for the listing of its Common Stock on the Nasdaq Stock Market or an exchange.

Integration of Acquired Businesses

     The Company acquired EyeSys in September 1997. The Company is still in the process of integrating and coordinating the EyeSys business with the Company's existing businesses. Although the Company believes that there are certain synergies in the two lines of business, it may continue to incur expenses in connection with its efforts to integrate the two businesses. In addition, members of the Company's management will also have to continue to expend time and effort on new activities relating to the EyeSys operations, which will detract from their time available to attend to the Company's other activities. No assurance can be given that the expenses or dislocations the may suffer or incur as a result of the post-Merger coordination of these businesses will not be material. Considerations similar to the above apply equally to the Company's acquisition of a controlling interest in OIS.

     The Company currently markets EyeSys' corneal topography and OIS digital imaging products in a highly competitive market. Historically, EyeSys and OIS have incurred substantial losses. The ability of these subsidiaries to achieve a break even level of performance is dependent on the demand for its products as well as maintaining sufficient research, development and sales and marketing expenditures to meet the requirements of the market. There can be no assurance that the revenues from these product lines will be sufficient to cover all of the expenses related to such operations. If these subsidiaries are unable to achieve a break-even cash flow performance, additional levels of capital will be required.

Going Concern Report With Respect to EyeSys

     EyeSys' independent auditors have included an explanatory paragraph in their report covering EyeSys' financial statements for the year ended December 31, 1996, which paragraph emphasizes substantial doubt as to EyeSys' ability to continue as a going concern. EyeSys' independent auditors cited the following reasons for such explanatory paragraph: (i) EyeSys has reported net losses of $4,164,998, $3,424,996 and $3,708,657 for the years ended December 31, 1996,
1995 and 1994, respectively, (ii) EyeSys was in default of several loan covenants relating to its revolving lines of credit, and (iii) Eyesys has not repaid such loan obligations within their respective terms.

Dependence on Suppliers

     The Company purchases certain raw materials, components and subassemblies included in the Company's products from a limited group of qualified suppliers and does not maintain long-term supply contracts with any of its key suppliers. The disruption or termination of these sources could have a material adverse effect on the Company's business and results of operations. For example, during fiscal 1994, the Company's sole supplier of the specialized optic fiber required for use in the Company's Er:YAG lasers ceased to provide this fiber to the Company. While the Company has since qualified the new suppliers of this fiber, the Company's inability to obtain sufficient quantities of this specialized optical fiber had a material adverse effect on the volume of Er:YAG lasers the Company was able to sell during fiscal 1994 and 1995. While the Company believes that alternative suppliers could be found, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply of other key components could have a material adverse effect on the Company's ability to manufacture its products and on its business, financial condition and results of operations.

     Certain computer components used by EyeSys and OIS are manufactured by a sole vendor. These components are subject to rapid innovation and obsolescence. The discontinuance of the manufacturing of this chip may require the Company to redesign certain hardware and software to accommodate a replacement component. While in the past the Company has been successful in these redesign efforts, there can be no assurance that such an event would not prove costly or cause a disruption in sales of corneal topography and digital imaging systems.

Risks Applicable to Foreign Sales

     Sales of the Company's products to foreign markets account for a substantial portion of the Company's sales. Foreign sales expose the Company to certain risks, including the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, accounts receivable collections, tariff regulations, quotas, shipping delays, foreign taxes, export licensing requirements and other United States and foreign regulations that may apply to the export of medical lasers. The regulation of medical devices worldwide also continues to develop, and there can be no assurance that new laws or regulations will not have an adverse effect on the Company. In addition, the Company may experience additional difficulties in providing prompt and cost effective service of its medical lasers in foreign countries. The Company does not carry insurance against such risks. The occurrence of any one or more of these events may individually or in the aggregate have a material adverse effect upon the Company's business, financial condition and results of operations.

Risk of Technological Obsolescence

     The markets in which the Company's medical products compete are subject to rapid technological change as well as the potential development of alternative surgical techniques or new pharmaceutical products. Such changes could render the Company's products uncompetitive or obsolete. The Company will be required to invest in research and development to attempt to maintain and enhance its existing products and develop new products. No assurances can be given that such research and development efforts will result in the introduction of new products or product improvements.

Dependence on Patents and Proprietary Technology

     The Company's success will depend in part on its ability to obtain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. While the Company holds a number of U.S. foreign patents and has other patent applications pending in the United States and foreign countries, no assurance can be given that any additional patents will be issued, that the scope of any patent protection will exclude competitors or that any of the

Company's patents will be held valid if subsequently challenged. Further, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design products that circumvent any patents used by the Company. The Company is aware of certain patents which, along with other patents that may exist or be granted in the future, could restrict the Company's right to market certain of its technologies without a license, including, without limitation, patents relating to the Company's lens emulsification product and ophthalmic probes for the Er:YAG laser. In the past, the Company has received allegations that certain of the Company's laser products infringe other patents. American Dental Technologies ("ADT") recently has asserted that an aspect of the delivery system of the Company's Er:YAG laser infringes a patent held by ADT. There has been significant patent litigation in the medical industry in general, and in the medical laser industry in particular. Adverse determinations in litigation or other patent proceedings to which the Company may become a party could subject the Company to significant legal judgments or other liabilities to third parties and could require the Company to seek licenses from third parties that may or may not be economically viable. Patent and other intellectual property rights disputes often are settled through licensing arrangements. No assurance can be given that any licenses required under these or any other patents or proprietary rights would be available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be enjoined. If the Company is found, in a legal proceeding, to have infringed the patents or other proprietary rights of others, it could be liable for significant damages. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent trade secrets. In addition, at each balance sheet date, the Company is required to review the value of its intangible assets based on various factors, such as changes in technology. Any adjustment downward in such value may result in a write-off of the intangible asset and a substantial charge to earnings, thereby adversely affecting the operating results of the Company in the future.

Need for FDA and Foreign Governmental Approvals; Government Regulation

     The Company's products are regulated as medical devices by the FDA under the the FDC Act. As such, these devices require either Section 510(k) premarket clearance ("510(k)") or approval of a premarket approval application ("PMA") by the FDA prior to commercialization. Satisfaction of applicable regulatory requirements may take several years and varies substantially based upon the type, complexity and novelty of such devices, as well as the clinical procedure. Filings and governmental approvals may be required in foreign countries before the devices can be marketed in these countries. There is no assurance that further clinical trials of the Company's medical products or of any future products will be successfully completed or, if they are completed, that any requisite FDA or foreign governmental approvals will be obtained. FDA or other governmental approvals of products developed by the Company in the future may require substantial filing fees which could limit the number of applications sought by the Company and may entail limitations on the indicated uses for which such products may be marketed. In addition, approved or cleared products may be subject to additional testing and surveillance programs required by the FDA and other regulatory agencies, and product approvals and clearances could be withdrawn for failure to comply with regulatory standards or by the occurrence of unforeseen problems following initial marketing. Also, the Company has made modifications to certain of its existing products which it does not believe require the submission of a new 510(k) notification to the FDA. However, there can be no assurance that the FDA would agree with the Company's determination and not require the Company to discontinue marketing one or more of the modified devices until they have been cleared by the FDA. The Company is also required to adhere to applicable requirements for current Good Manufacturing Practices and radiological health requirements, to engage in extensive record keeping and reporting and to comply with the FDA's product labeling, promotional and advertising requirements. Noncompliance with state, local, federal or foreign requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, delay, denial or withdrawal of premarket clearance or approval of devices, recommendations by the FDA that the Company not be allowed to enter into government contracts, and criminal prosecution, all of which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's manufacturing facilities are subject to periodic inspections by state and federal agencies, including the FDA, the California Department of Health Services, and comparable agencies in other countries.

Dependence on Key Personnel

     The Company depends to a considerable degree on a limited number of key personnel, including Colette Cozean, Ph.D., its Chairman of the Board, President, Chief Executive Officer and Director of Research. Dr. Cozean is also an inventor of a number of the Company's patented technologies. During the Company's limited operating history, many key responsibilities within the Company have been assigned to a relatively small number of individuals. The loss of Dr. Cozean's services or those of certain other members of management could adversely affect the Company. The Company carries key person life insurance in excess of $3 million on Dr. Cozean. The Company has no employment agreements with its key personnel. The success of the Company will also depend, among other factors, on the successful recruitment and retention of qualified technical and other personnel.

Highly Competitive Industry

     The medical equipment industry is subject to intense competition and is characterized by rapid technological change. The Company is and will continue to be subject to competition in its targeted markets, principally from businesses providing other traditional surgical and nonsurgical treatments, including existing and developing technologies, and competitive products. Many of the Company's competitors have substantially greater financial, marketing and manufacturing resources and experience than the Company. Furthermore, the Company expects other companies will enter the laser market, particularly as medical lasers gain increasing market acceptance. Significant competitive factors which will affect future sales in the marketplace include regulatory approvals, performance, pricing and general market acceptance.

     The opthalmic diagnostic market is highly competitive. There are many companies, both public and private, some with significantly greater resources than the Company engaged in this market. These companies include Topcon, Alcon Laboratories (a subsidiary of Nestle), Humphrey Instruments (a subsidiary of Carl Zeiss), and Tomey Technology. There can be no assurances that the Company's competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those marketed or being developed by the Company or that would render the Company's products obsolete or noncompetitive.

     To continue to remain competitive, the Company must develop new software and hardware meeting the needs of ophthalmologists and optometrists. The Company's future revenues will depend, in part, on its ability to develop and commercialize these new products as well as on the success of development and commercialization efforts of its competitors.

Potential Fluctuations in Quarterly Operating Results

     Due to the relatively high sales price of the Company's products and the low sales unit volume, minor timing differences in receipt of customer orders have produced and could continue to produce significant fluctuations in quarterly results. In addition, if anticipated sales and shipments in any quarter do not occur when expected, expenditures and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. Quarterly results may also fluctuate based on a variety of other factors, such as seasonality, production delays, product mix, cancellation or rescheduling of orders, new product announcements by competitors, receipt of FDA clearances or approvals by the Company or its competitors, notices of product suspension or recall, the Company's ability to manage product transitions, sales prices and market conditions. In addition, if the Company expands or augments its manufacturing capabilities in connection with the introduction of new products, quarterly revenues and operating results are expected to fluctuate to an even greater degree.

Uncertain Ability to Meet Capital Needs

     The Company will require substantial additional funds for its research and development programs, preclinical and clinical testing, development of its sales and distribution force, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs, results of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company's existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish. The Company believes its available short-term assets and investment income will be sufficient to meet its operating expenses and capital expenditures through the next 12 months. However, the Company's cash requirements may vary materially from those now planned due to potential future acquisitions, class action and patent litigation, the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, competitive and technological advances, the FDA and foreign regulatory processes and other factors. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself.

Possible Volatility of Stock Price

     The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the market price of the Common Stock has been and is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, the commencement or major developments in litigation, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or its competitors, changes in health care policy in the United States and internationally, changes in analysts' recommendations regarding the Company, other medical companies or the medical laser industry generally and general market conditions may have a significant effect on the market price of the Company's Common Stock.

Product Liability Exposure

     The sale of the Company's medical products involves the inherent risk of product liability claims against the Company. The Company currently maintains product liability insurance coverage in the amount of $5 million per occurrence and $5 million in the aggregate, but such insurance is expensive, subject to various coverage exclusions and may not be obtainable by the Company in the future on terms acceptable to the Company. There can be no assurance that claims against the Company arising with respect to its products will be successfully defended or that the insurance carried by the Company will be sufficient to cover liabilities arising from such claims. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company.

Limitations on Third Party Reimbursement

     The Company's laser systems and other products are generally purchased by physicians, dentists and surgical centers which then bill various third party payors, such as government programs and private insurance plans, for the procedures conducted with these products. Third-party payors carefully review and are increasingly challenging the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare reimburses hospitals a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. While the Company believes that the laser procedures using its products have generally been reimbursed, payors may deny coverage and reimbursement for the Company's products if they determine that the device was not reasonable and necessary for the purpose for which used, was investigational or not cost-effective. As a result, there can be no assurance that reimbursement from third party payors for these procedures will be available or if available, that reimbursement will not be limited, thereby adversely affecting the Company's ability to sell its products on a profitable basis. Moreover, the Company is unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislature or regulation may have on the Company.

Uncertainties Regarding Health Care Reform

     Several states and the United States government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products. If adopted and implemented, such reforms could have a material adverse effect on the Company's business, financial condition and results of operations.

Shares Eligible for Future Sale; Effect of Outstanding Options and Warrants

     Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Common Stock. Substantially all of the Company's shares of Common Stock outstanding as of the date hereof are freely tradeable, subject to compliance with Rule 144 promulgated under the Securities Act. As of the date hereof, in excess of 7,000,000 shares of Common Stock are issuable upon the full exercise of the Company's outstanding Class B Warrants, and in excess of five million shares of Common Stock are issuable upon exercise of other outstanding warrants and options. The existence of the Company's outstanding warrants and options could adversely affect the Company's ability to obtain future financing. The price which the Company may receive for the Common Stock issued upon exercise of such options and warrants will likely be less than the market price of the Common Stock at the time such options and warrants are exercised. Moreover, the holders of the options and warrants might be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain needed capital by a new offering of its securities on terms more favorable than those provided for by the options and warrants.

Potential Anti-Takeover Effects of Preferred Stock

     The Company's Articles of Incorporation authorize the issuance of 8,850,000 shares of "blank check" preferred stock, which will have such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of such issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

     In March 1998 the Company adopted a Shareholder Rights Plan, pursuant to which certain shareholders of the Company are entitled to purchase Series A Junior Participating Preferred Stock of the Company at the price stated in the plan. These rights are not exerciseable until certain events involving the acquisition by a person or affiliated group of 15% or more of the Company's outstanding shares of common stock, or the commencement or announcement of a tender offer or exchange offer which would result in the acquisition of 15% or more of the Company's outstanding shares. A copy of the Shareholder Rights Plan is available from the Company. The Shareholder Rights Plan may have the effect of discouraging, delaying or preventing a change of control of the Company.


Item 2.  Properties.

  Executive Offices and Manufacturing Facilities

     The Company leases approximately 28,000 square feet in one facility in Irvine, California pursuant to a lease which expires in December 2000. This facility contains the Company's executive offices, service center and manufacturing space. The Company is required to lease an additional 13,000 square feet in the same facility commencing in January 1999, or on such earlier date that the adjoining tenant's lease terminates. The Company also leases an additional 4,700 square foot facility in Irvine, under a lease that expires October 31, 1998. While the Company believes that its manufacturing and administrative facilities are adequate to satisfy the Company's needs through at least 2000, it may need to lease additional clean room facilities in the future.

  OIS Facilities

     OIS leases, under a triple net lease, approximately 13,875 square feet of office, manufacturing, and warehouse space in Sacramento, California under a lease which terminates June 30, 1998. After that date, OIS expects to continue to occupy these premises under a month-to-month arrangement. Management believes that its existing facilities are suitable and adequate to meet its current needs.


Item 3.  Legal Proceedings.

  Fiber Litigation

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

     IFS has agreed to license certain fiber technologies, to which the Company claims exclusive license rights, to Coherent, Inc. ("Coherent"), a competitor of the Company. Coherent joined the above federal litigation on behalf of IFS, seeking a declaration that IFS had the legal right to enter into this license and supply the fiber covered by that agreement, and then subsequently filed a new complaint in the Orange County California Superior Court for declaratory relief, seeking an order that the Company's original agreement with IFS applies only to a specific type of optical fiber. The Company has answered this complaint. Premier and IFS have reached an agreement in principle to settle the litigation between them and are in the process of preparing a written settlement agreement. Although Premier is hopeful that the formal settlement agreement will be successfully negotiated, no assurance can be given that the agreement will actually be completed. The settlement agreement under discussion does not terminate the litigation as between Premier and Coherent.

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

     In July 1996, the court in the California state court action granted demurrers by Westinghouse and the employee of Westinghouse to all causes of action against them, as well as all but one of the Company's claims against Coherent. As a result, the claims that were the subject of the granted demurrers have been dismissed, subject to the Company's right to appeal. The Company has filed an appeal of these decisions as they relate to Westinghouse and the Westinghouse employee, and briefs have been submitted. No date has been set for a hearing of this appeal. No trial date has been set as to the remaining outstanding causes of action.

  Securities Class Action

     On May 1, 1998, a class action suit (the "Valenti Litigation") was commenced in the United States District of Court for the Central District of California pursuant to federal securities laws on behalf of purchasers of the Company's securities during the period from February 12, 1998 through April 15, 1998. The complaint alleges that the Company and certain of its officers and directors violated the federal securities laws by issuing false and misleading statements and omitting material facts regarding the Company's financial results and operations during such period. Among other things, the complaint alleges that the defendants materially misstated the Company's financial results for the fiscal quarter ended December 31, 1998 and that as a result of such misstatements, the plaintiff suffered damages as a result of a decrease in the market price of the Company's publicly traded securities.

     After the filing of such complaint, a number of similar complaints have also been filed in the United States District Court for the Central District of California, seeking certification as class actions, and covering class periods commencing as early as May 7, 1997. Such complaints alleged facts similar to those described above with respect to the Valenti Litigation, as well as allegations that the Company artificially inflated the price of its outstanding publicly traded securities as a result of misrepresentations relating to the market and prospects for sale of its Centauri Er:YAG laser. All of the above described complaints seek monetary damages in unspecified amounts, together with attorneys fees, interest, costs and related remedies.

     The Company presently intends to seek to have all of such securities class action lawsuits consolidated into a single action.

  Investigations and Other Matters

     The Company has been notified that the Securities and Exchange Commission ("SEC") and the Nasdaq Stock Market have instituted investigations concerning matters pertaining to the Company's revenue reporting practices, and related management issues. These investigations, the Company believes, generally relate to whether the Company, in SEC filings and press releases issued prior to the end of the 1998 fiscal year, properly recognized revenues for transactions occurring during fiscal 1997, and at interim periods in fiscal 1998. To date, neither the SEC nor the Nasdaq Stock Market has indicated that it is seeking to impose any penalties on the Company or that it is made any specific findings with respect to the Company's accounting practices. The Company is cooperating with both the SEC and the Nasdaq Stock Market in connection with these investigations.

     The Company is also involved in various disputes and other lawsuits from time to time arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of the IFS litigation, securities class actions, disputes and other lawsuits may adversely affect the Company.

  OIS Litigation

     On September 6, 1996, an action was filed in Superior Court in the County of Sacramento, California against OIS by a former employee alleging that such employee was wrongfully terminated by OIS in retaliation for filing a grievance against a co-employee for harassment and creation of a hostile work environment. The suit, which is still pending, seeks, among other things, lost wages, $150,000 in compensatory damages, and punitive damages. OIS believes that this action is without merit and intends to defend this action vigorously.

     On or about August 17, 1997, the Company was advised that JB Oxford & Company ("JBO"), one of several market makers in OIS's common shares which trade over the counter on the Nasdaq Small-Cap Market, was being investigated by the SEC. In connection with this investigation, OIS, and Mr. Verdooner, in his capacity as Chief Executive Officer of OIS, were served by the SEC with a subpoena on or about August 18, 1997. These subpoenas require the submission to the SEC of various documents, predominantly relating to JBO. OIS is cooperating with the SEC investigation of JBO. OIS does not believe that it is a subject of such SEC inquiries.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters that were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Class A Common Stock and Class B Warrants are listed on the Nasdaq National Market under the symbols "PLSIA" and "PLSIZ," respectively. Prior to January 6, 1998, Class A Warrants outstanding which were listed on the Nasdaq National Market and the symbol "PLSIW," and "Units," each consisting of one share of Class A Common Stock, one Class A Warrant and one Class B Warrant, were listed on the Nasdaq SmallCap Market. The Class A Warrants were redeemed by the Company pursuant to the terms of the Warrant Agreement on January 6, 1998, and as a result there have no outstanding Class A Warrants or Units since that date.

     Trading of the Company's Class A Common Stock and Class B Warrants was suspended by the Nasdaq Stock Market on May 26, 1998, when the Company's former auditors withdrew their audit opinion on the 1997 fiscal year. The Company is presently discussing with the Nasdaq Stock Market the conditions, if any, under which such suspension may be terminated so that trading may resume.

     The following table sets forth, for the quarters indicated, the high and low closing sale prices per share of the Common Stock and Class B Warrants as reported on the Nasdaq National Market.

                                             Class A             Class B
                                           Common Stock          Warrants
                                        ------------------   ----------------
                                          High       Low      High      Low
                                        --------   -------   -------   ------
Fiscal Year Ended March, 31, 1997:
 First Quarter........................    10 3/4         8     3 5/8    2 1/8
 Second Quarter.......................         9     6 1/8     2 3/4    1 3/8
 Third Quarter........................     7 7/8         5    2 1/16    13/16
 Fourth Quarter.......................     8 1/8    5 3/16   1 11/16    27/32

Fiscal Year Ended March 31, 1998:
 First Quarter........................        14     5 1/4     5 3/4      3/4
 Second Quarter.......................  11 17/32     8 1/2   3 27/32   2 5/16
 Third Quarter........................    10 3/8    7 3/16         3   1 3/16
 Fourth Quarter.......................  11 11/16   7 11/16     3 7/8    1 5/8

     On May 22, 1998, the last day prior to suspension of trading, the last reported sale price for the Company's Common Stock and Class B Warrants on the Nasdaq National Market was $4 3/16 and $13/16, respectively. As of June 25, 1998, the approximate number of holders of record of the Common Stock, Class B Warrants, Class E-1 Common Stock and Class E-2 Common Stock were 825, 32, 326 and 326, respectively. There is no public market for the Company's Class E-1 and Class E-2 Common Stock.

     The Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.


Item 6.  Selected Financial Data.

                            Selected Financial Data
                                  (Historical)

     The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed financial statements and notes thereto of the Company included herein. The balance sheet and statement of operations data for the periods ended March 31, 1994, 1995 and 1996, have been derived from the Company's financial statements, audited by Price Waterhouse LLP, independent accountants. The report of Price Waterhouse LLP with respect to such financial statements contains an explanatory paragraph that describes uncertainty as to the ability of the Company to continue as a going concern. The selected financial data for the years ended March 31, 1997 and 1998 will be filed by amendment. The following information should be read in conjunction with the Company's financial statements and related notes thereto either included herein or incorporated by reference from the Company's definitive proxy statement referred to above and to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K (to be filed by amendment).

                                                                    Fiscal Year Ended March 31,
                                                --------------------------------------------------------------------
                                                    1994           1995           1996       1997/(1)/    1998/(1)/
                                                ------------   ------------   ------------   ----------   ----------
Selected Statement of Operations Data:
Net sales....................................    $ 2,079,335    $ 1,249,403    $ 1,704,390    $            $
Cost of sales................................      1,753,352      1,298,420      3,324,757
                                                 -----------    -----------    -----------   ----------   ----------
Gross profit (loss)..........................        325,983        (49,017)    (1,620,367)
Selling and marketing expenses...............      1,087,461      1,035,863      1,308,767
Research and development expenses............        678,279      1,035,705      1,213,471
General and administrative expenses..........      1,322,888      1,747,090      1,709,327
                                                 -----------    -----------    -----------   ----------   ----------
Write-off of investment in Mattan............             --             --             --
Termination of strategic alliance with IBC...             --             --             --
In process research and development
  acquired in the Data.Site acquisition......             --             --             --
                                                 -----------    -----------    -----------   ----------   ----------
Loss from operations.........................     (2,762,645)    (3,867,675)    (5,851,932)
Interest (expense) income....................       (434,851)      (322,540)        99,037
                                                 -----------    -----------    -----------   ----------   ----------
Net loss before extraordinary items..........     (3,197,496)    (4,190,215)    (5,752,895)
Extraordinary gain from extinguishment
  of indebtedness............................             --        381,730             --
                                                 -----------    -----------    -----------   ----------   ----------
Net loss.....................................    $(3,197,496)   $(3,808,485)   $(5,752,895)  $            $
                                                 ===========    ===========    ===========   ==========   ==========
Selected Per Share Data:
Loss per share before extraordinary
  item/(2)/..................................    $     (2.45)   $     (1.59)   $     (1.26)  $
Extraordinary gain from extinguishment
  of indebtedness............................             --            .15
                                                 -----------    -----------    -----------   ----------   ----------
Net loss per share...........................    $     (2.45)   $     (1.44)   $     (1.26)  $            $
                                                 ===========    ===========    ===========   ==========   ==========
Weighted average shares outstanding/(2)(3)/..      1,288,751      2,584,722      4,556,959

                                                                          At March 31,
                                                -----------------------------------------------------------------
                                                   1994          1995          1996       1997/(1)/    1998/(1)/
                                                -----------   -----------   -----------   ----------   ----------
Selected Balance Sheet Data:
 Cash and cash equivalents.....                  $   308,764   $ 5,888,237   $    35,463   $            $
 Working capital...............                    1,287,587     6,756,149     5,818,492
 Total assets..................                   12,325,029    16,883,975    15,674,568
 Long-term debt/(4)/...........                    4,303,890            --            --
 Shareholders' equity..........                    6,022,174    15,002,260    13,797,046

----------------------------------------
(1) Selected Financial Data for the 1997 and 1998 fiscal years will be filed by amendment.
(2) The effect on net loss per common share of the conversion of the Company's debentures was to reduce historical net loss by $37,500 and $67,995 and to increase weighted average shares outstanding by 76,875 shares and 321,099 shares for the fiscal years ended March 31, 1994 and 1995, respectively.
    Net loss per common share was computed based on the weighted average number of the Company's common shares outstanding during the fiscal years ended March 31, 1995 and 1994 after giving retroactive adjustment for recapitalization and conversion of debentures into Units upon completion of the Company's initial public offering.
(3) Does not include shares of Class E-1 or Class E-2 Common Stock, which are subject to cancellation in certain circumstances.
(4) Amounts for long-term debt at March 31, 1994 include $285,000 in mandatorily redeemable warrants.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

 To be filed by amendment.


Item 8.  Financial Statements and Supplementary Data.

 To be filed by amendment.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  On June 1, 1998, the Company filed a Current Report on Form 8-K, reporting a change in its certifying accountant. This Current Report was amended on June 15, 1998. In connection with the resignation of the Company's former accountants, there was a disagreement between the Company and the former accountants concerning certain accounting matters. Reference is hereby made to such Current Reports for further discussion of this matter.

  On June 22, 1998, the Company engaged the firm of Haskell & White LLP as its certifying accountant. The engagement of Haskell & White LLP was reported in a Current Report on Form 8-K filed June 26, 1998.

                                    PART III

Item 10.  Directors and Officers of the Registrant.

  The information required by this item is incorporated herein by this reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1998 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1998.


Item 11.  Executive Compensation.

  The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1998 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The information required by this item is incorporated herein by this reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1998 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1998.


Item 13.  Certain Relationships and Related Transactions.

  The information required by this item is incorporated herein by this reference to the section entitled Executive Compensation--Certain Transactions" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1998 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1998.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                                                                         Page in
                                                                   Annual Report
                                                                    on Form 10-K
                                                                    ------------

     (a) The following documents are filed as part of this Annual Report on Form 10-K (financial statements, auditor's reports and schedules will be filed by amendment).

          (1)  Report of Haskell & White LLP, Independent Auditors.............

               Report of Price Waterhouse LLP, Independent Accountants.........

               Consolidated Balance Sheets at March 31, 1998 and 1997..........

               Consolidated Statements of Operations for the Years Ended
               March 31, 1998, 1997 and 1996...................................

               Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1887 and 1996.............................

               Consolidated Statements of Cash Flows for the Years Ended
               March 31, 1998, 1997 and 1996...................................

               Notes to Consolidated Financial Statements......................

          (2)  Financial Statements Schedules

               Schedule II-Valuation and Qualifying Accounts for the Years
               Ended March 1998, 1997 and 1996.................................

               Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

          (3)  Exhibits (numbered in accordance with Item 601 of
               Regulation S-K).................................................

Exhibits
--------

  2.1 Agreement and Plan of Merger dated as of April 24, 1997 among Premier Laser Systems, Inc., EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, Registration No. 333-29573).

  2.2 First Amendment to Agreement and Plan of Merger dated as of August 6, 1997, among Premier Laser Systems, Inc., EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed October 15, 1997).

  2.3 Second Amendment to Agreement and Plan of Merger dated as of September 16, 1997 among Premier Laser Systems, Inc., EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed October 15, 1997).

  2.4 Stock Purchase Agreement dated February 25, 1998 between Premier Laser Systems, Inc. and Ophthalmic Imaging Systems (incorporated herein by this reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

  2.5   Purchase Agreement dated February 25, 1998 between Registrant and Mark
        S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (incorporated herein by this reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

  2.6 Purchase Agreement dated February 25, 1998 between Registrant and Stanley Chang, M.D. (incorporated herein by this reference to Exhibit
        99.8 to the Registrant's Current Report on Form 8-K filed March 9,
        1998).

  2.7 Purchase Agreement dated February 25, 1998 between Registrant and J.B. Oxford & Company (incorporated herein by this reference to Exhibit 99.12 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

  2.8 Asset Purchase Agreement dated as of January 9, 1998 by and between Premier Laser Systems, Inc. and Corneal Contouring Development, LLC (to be filed by amendment)

  2.9 Agreement in Principal dated ______ , 1998 by and between Premier Laser Systems, Inc. and Wound Healing of Oklahoma (to be filed by amendment)

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

  4.1 Rights Agreement dated as of March 31, 1998 between Premier Laser Systems, Inc. and American Stock Transfer and Trust Company acting as rights agent (incorporated herein by this reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 2, 1998).

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

 10.42 Loan Agreement dated September 24, 1997 between Silicon Valley Bank and EyeSys Technologies, Inc. (incorporated herein by this reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 1997, as amended by Amendment filed November 26, 1997).

 10.43 Third Party Security Agreement dated September 24, 1997, between Silicon Valley Bank and Premier Laser Systems, Inc. (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 1997, as amended by Amendment filed November 26,
        1997).

 16 Letter dated June 11, 1998, from Ernest & Young, LLP (incorporated herein by this reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed June 1, 1998, as amended June 15, 1998).

 21     Subsidiaries*

 23.1   Consent of Haskell & White LLP.

 23.2   Consent of Price Waterhouse LLP.

 27     Financial Data Schedule.

 99.1 Form of Class C Warrant (OIS transaction) (incorporated herein by this reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.2 Form of Class D Warrant (OIS transaction) (incorporated herein by this reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.3 Class C Warrant dated February 25, 1998 issued by Registrant to Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.4 Class D Warrant dated February 25, 1998 issued by Premier to Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.5 Registrant Rights Agreement dated February 25, 1998 between Premier and Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.6 Class C Warrant dated February 25, 1998 issued by Registrant to Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.7 Class D Warrant dated February 25, 1998 issued by Registrant to Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.10 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.8 Registration Rights Agreement dated February 25, 1998 between Registrant and Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.11 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.9 Class C Warrant dated February 25, 1998 issued by Registrant to J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.13 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.10 Class D Warrant dated February 25, 1998 issued by Registrant to J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.14 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.11 Series C Warrant Certificate dated November 21, 1995 issued by Ophthalmic to J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.15 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.12 Consent to Transfer of Warrant dated February 25, 1998 between Ophthalmic and Premier (OIS transaction) (incorporated herein by this reference to Exhibit 99.16 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.13 Warrant Agreement dated November 21, 1995 between Ophthalmic and J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.17 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.14 Registration Rights Agreement dated February 25, 1998 between Premier and J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.18 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

________________________
*    Filed herewith.
+ Confidential treatment has been granted with respect to portions of this Exhibit.

(b)  Reports on Form 8-K.

  During the fourth quarter of the period covered by this report, the Company filed one Current Report on Form 8-K (filed March 9, 1998). Such filing reported the Company's acquisition of common stock and warrants of Ophthalmic Imaging Systems ("OIS").

  Such Report included: Audited Balance Sheets of OIS as of August 31, 1997 and 1996, Audited Statements of Operations for the years ended August 31, 1997, 1996 and 1995, Audited Statements of Stockholders' Equity for the years ended August 31, 1997, 1996 and 1995, and Statements of Cash Flows for the year ended August 31, 1996, 1996 and 1995.

  In addition, such report included Unaudited Financial Statements of OIS consisting of a Condensed Balance Sheet as of November 30, 1997, Condensed Statement of Operations for the three months ended November 30, 1997 and 1996, and Condensed Statements of Cash Flows for the three months ended November 30, 1997 and 1996. Such financial statements also included Pro Forma Combined Financial Statements for the combined companies required to be filed pursuant to Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PREMIER LASER SYSTEMS, INC.


                               By:  /s/  Colette Cozean
                                  ----------------------------------------------
                                  Colette Cozean, Ph.D.,
                                  Chief Executive Officer and President

                               POWER OF ATTORNEY

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                             Title                      Date
-------------------------    ----------------------------------   -------------


/s/ Colette Cozean           Chairman of the Board, President     June 29, 1998
-------------------------    and Chief Executive Officer
Colette Cozean, Ph.D.        (Principal Executive Officer)


/s/ Michael Hiebert          Vice President of Finance and        June 29, 1998
-------------------------    Chief Financial Officer (Principal
Michael Hiebert              Financial Officer and Principal
                             Accounting Officer)


/s/ Patrick J. Day           Director                             June 29, 1998
-------------------------
Patrick J. Day


/s/ Grace Ching-Hsin Lin     Director                             June 29, 1998
-------------------------
Grace Ching-Hsin Lin


/s/ G. Lynn Powell           Director                             June 29, 1998
-------------------------
G. Lynn Powell, D.D.S.


/s/ E. Donald Shapiro        Director                             June 29, 1998
-------------------------
E. Donald Shapiro

                                 EXHIBIT INDEX
                                 -------------

Exhibit
-------
  2.1 Agreement and Plan of Merger dated as of April 24, 1997 among Premier Laser Systems, Inc., EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, Registration No. 333-29573).

  2.2 First Amendment to Agreement and Plan of Merger dated as of August 6, 1997, among Premier Laser Systems, Inc., EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed October 15, 1997).

  2.3 Second Amendment to Agreement and Plan of Merger dated as of September 16, 1997 among Premier Laser Systems, Inc., EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed October 15, 1997).

  2.4 Stock Purchase Agreement dated February 25, 1998 between Premier Laser Systems, Inc. and Ophthalmic Imaging Systems (incorporated herein by this reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

  2.5   Purchase Agreement dated February 25, 1998 between Registrant and Mark
        S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (incorporated herein by this reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

  2.6 Purchase Agreement dated February 25, 1998 between Registrant and Stanley Chang, M.D. (incorporated herein by this reference to Exhibit
        99.8 to the Registrant's Current Report on Form 8-K filed March 9,
        1998).

  2.7 Purchase Agreement dated February 25, 1998 between Registrant and J.B. Oxford & Company (incorporated herein by this reference to Exhibit 99.12 to the Registrant's Current Report on Form 8-K filed March 9, 1998).


  2.8 Asset Purchase Agreement dated as of January 9, 1998 by and between Premier Laser Systems, Inc. and Corneal Contouring Development, LLC (to be filed by amendment)

  2.9 Agreement in Principal dated ______ , 1998 by and between Premier Laser Systems, Inc.and Wound Healing of Oklahoma (to be filed by amendment)

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

  4.1 Rights Agreement dated as of March 31, 1998 between Premier Laser Systems, Inc. and American Stock Transfer and Trust Company acting as rights agent (incorporated herein by this reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 2, 1998).

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

 10.42 Loan Agreement dated September 24, 1997 between Silicon Valley Bank and EyeSys Technologies, Inc. (incorporated herein by this reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 1997, as amended by Amendment filed November 26, 1997).

 10.43 Third Party Security Agreement dated September 24, 1997, between Silicon Valley Bank and Premier Laser Systems, Inc. (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 1997, as amended by Amendment filed November 26,
        1997).

 16 Letter dated June 11, 1998, from Ernest & Young, LLP (incorporated herein by this reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed June 1, 1998, as amended June 15, 1998).

 21     Subsidiaries*

 23.1   Consent of Haskell & White LLP.

 23.2   Consent of Price Waterhouse LLP.

 27     Financial Data Schedule

 99.1 Form of Class C Warrant (OIS transaction) (incorporated herein by this reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.2 Form of Class D Warrant (OIS transaction) (incorporated herein by this reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.3 Class C Warrant dated February 25, 1998 issued by Registrant to Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.4 Class D Warrant dated February 25, 1998 issued by Premier to Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.5 Registrant Rights Agreement dated February 25, 1998 between Premier and Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.6 Class C Warrant dated February 25, 1998 issued by Registrant to Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.7 Class D Warrant dated February 25, 1998 issued by Registrant to Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.10 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.8 Registration Rights Agreement dated February 25, 1998 between Registrant and Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.11 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.9 Class C Warrant dated February 25, 1998 issued by Registrant to J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.13 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.10 Class D Warrant dated February 25, 1998 issued by Registrant to J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.14 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.11 Series C Warrant Certificate dated November 21, 1995 issued by Ophthalmic to J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.15 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.12 Consent to Transfer of Warrant dated February 25, 1998 between Ophthalmic and Premier (OIS transaction) (incorporated herein by this reference to Exhibit 99.16 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.13 Warrant Agreement dated November 21, 1995 between Ophthalmic and J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.17 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.14 Registration Rights Agreement dated February 25, 1998 between Premier and J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.18 to the Registrant's Current Report on Form 8-K filed March 9, 1998).
________________________
+ Confidential treatment has been granted with respect to portions of this Exhibit.
#  Incorporated by reference herein.
*  Filed herewith.