Form 10-K/A
period 1998-03-31
PREMIER LASER SYSTEMS INC
filed 1998-08-26
CIK 878543

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        -------------------------------

                                  FORM 10-K/A

                                Amendment No. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [_]    No [X]

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

     Documents incorporated by reference. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933:
None

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

     Premier commenced operations in August 1991 after acquiring substantially all of the assets of Pfizer Laser, a division of Pfizer Hospital Products Group ("Pfizer HPG") which is a wholly-owned subsidiary of Pfizer, Inc. The Company acquired from Proclosure, Inc. ("Proclosure") certain technology, assets and proprietary rights relating to a laser system for tissue fusion in 1993, and completed its initial public offering of securities in 1994. In 1997, it formed a joint venture, named "Data.Site," with Kansas City-based Refractive Surgical Services for the purpose of providing data collection and outcomes analysis. In September 1997, Premier acquired EyeSys in exchange for cash and securities. Premier acquired a majority of the outstanding common stock of OIS in several transactions commencing in October 1997 and ending in February 1998. Premier entered into a Stock Purchase Agreement, dated February 25, 1998, pursuant to which it agreed, subject to certain conditions, to commence an exchange offer to acquire all of the outstanding common stock of OIS not owned by Premier. This Stock Purchase Agreement was terminated as of August 21, 1998. In connection with this termination, Premier may be liable to pay OIS a $500,000 break-up fee, which could be satisfied by the reduction of indebtedness of OIS to Premier which arose after March 31, 1998. In addition, in purchasing 51% of OIS' outstanding stock, Premier entered into an agreement with one of OIS' selling shareholders which contemplates that Premier's purchase of approximately 10% of OIS' outstanding shares will be rescinded if Premier does not complete the exchange offer. If the rescission is implemented, Premier will own less than a majority of the outstanding shares of OIS and would no longer include the financial performance of OIS on a consolidated basis. In addition, as part of the rescission, Premier would receive approximately $730,000 in cash. The parties are currently negotiating various issues relating to the termination of the Purchase Agreement and their future business relationship.

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

     The Company markets its products in the ophthalmic market through a sales manager and eight territory managers who focus their efforts on key ophthalmologists worldwide. The Company has entered into distribution agreements with distributors in many countries for sales of its diagnostic products and in preparation for market introduction of the Centauri laser. The Company grants exclusive distribution rights in select territories to its distributors who usually must maintain certain distribution minimums in order to retain their exclusive rights. The Company plans to expand its ophthalmic sales force both by enlarging its domestic sales force, either internally or through acquisition, by acquiring or engaging additional international manufacturing representatives, and by having existing international distributors carry other of the companies product lines. The Company's acquisition of EyeSys in September 1997 has aided, and is expected to continue to aid, in the establishment of increased international distribution, as EyeSys utilizes 55 distributors in 60 countries. Sales, marketing and telemarketing efforts for ophthalmic products are managed out of Sacramento, California.

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

Customer Service and Support

     The Company is seeking to create a group of loyal customers by focusing on customer service, quality and reliability. In addition to its educational courses, the Company performs a complete installation of its products and trains the customers' staff in its proper use. Educational videos and papers are available upon request. The Company conducts service training courses for the representatives of its distributors. Prior to shipping, every product is subjected to an extensive battery of quality control tests. The Company generally provides a one year warranty with all products and extended warranties are available at an additional cost. If service is required, a product owner is either sent a loaner product by overnight carrier, returns his product for service or a service representative visits the owner to repair the unit. International service is provided either by the foreign distributor or by return of the product to the Company. The Company has experienced and may continue to experience difficulties in providing prompt and cost-effective service of its products. The Company is working to improve the service training of its international distributors and U.S. technicians.

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

Pending Litigation and Regulatory Investigations

     The Company is a defendant in a number of related securities class action matters, generally relating to allegations of misrepresentations by the Company during the period May 7, 1997 to April 15, 1998 (the "Class Action Litigation"), as well as a shareholder derivative action. In addition, the SEC and Nasdaq Stock Market have commenced investigations of the Company's practices and procedures relating to revenue recognition issues and related matters. The Company's defense of the litigation matters, and responses to the regulatory investigations, will be expensive and time consuming to the Company's management, and are expected to materially and adversely affect the Company's results of operations for the foreseeable future. If an adverse judgement is entered in the Class Action Litigation, or the Company settles such litigation, such judgement or settlement could also materially and adversely affect the Company's business and results of operations. In addition, the SEC and Nasdaq Stock Market are empowered to assess substantial penalties against the Company, in connection with their findings in the pending investigation. The Nasdaq Stock Market is also empowered to take various actions relating to the listing of the Company's securities on the Nasdaq Stock Market, and has notified the Company that it proposes to delist the Company's securities from the Nasdaq Stock Market. The Company has filed an appeal of this proposed action. The imposition of any of such penalties could materially and adversely affect the Company's business, financial condition and results of operations.

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

Suspension of Trading of Securities.

     On May 26, 1998, following the withdrawal by the Company's former accountant of its report on the Company's fiscal 1997 financial statements, the Nasdaq Stock Market suspended trading of the Company's Class A Common Stock and Class B Warrants, pending an investigation of certain of the Company's accounting practices. Although the Company is cooperating with this investigation, and has engaged new auditors for the purpose of certifying the Company's 1997 and 1998 financial statements, no assurance can be given that the Company will be able to meet any conditions that may be imposed by the Nasdaq Stock Market in order for the suspension of trading to be terminated. Unless and until the suspension is terminated or other arrangements are made for creating a market for the Company's securities, such securities will continue to be highly illiquid. The absence of a public trading market for the Company's securities will materially and adversely affect the market value of such securities. In addition, OIS's Common Stock is trading on the OTC "bulletin board," which provides less liquidity than a listing on the Nasdaq Stock Market or an exchange. To the Company's knowledge, OIS has no plans to apply for the listing of its Common Stock on the Nasdaq Stock Market or an exchange.

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

     The Company has also been named as a nominal defendant in a shareholder derivative lawsuit filed in the Orange County, California Superior Court, in a case captioned Eskeland vs. Cozean, et al. The complaint was filed by a
               -------------------
shareholder of the Company, on behalf of the Company, against certain of the Company's officers and directors, including Colette Cozean, Michael Hiebert, Richard Roemer, Ronald Higgins, Patrick Day, Grace Chin-Hsin Lin, G. Lynn Powell, and E. Donald Shapiro. The complaint alleges, among other things, that such persons violated their fiduciary duty to the Company by exposing the Company to liability under the securities laws, failing to ensure that the Company maintained adequate accounting controls, and related alleged actions and omissions. Although the Company is a named defendant, the lawsuit seeks to recover damages from the individual defendants on behalf of the Company. Accordingly, it is not clear whether the Company will have any liability or incur any material loss as a result of being named as a defendant in this matter.

  Investigations and Other Matters

     The Company has been notified that the Securities and Exchange Commission ("SEC") and the Nasdaq Stock Market have instituted investigations concerning matters pertaining to the Company's revenue reporting practices, and related management issues. The Company is cooperating with both the SEC and the Nasdaq Stock Market in connection with these investigations. These investigations, the Company believes, generally relate to whether the Company, in SEC filings and press releases issued prior to the end of the 1998 fiscal year, properly recognized revenues for transactions occurring during fiscal 1997, and at interim periods in fiscal 1998. To date, the SEC has not indicated that it is seeking to impose any penalties on the Company or that it is made any specific findings with respect to the Company's accounting practices. However, the Nasdaq Stock Market has notified the Company that it intends to delist the Company's securities from the Nasdaq Stock Market, as a result of the Company's failure to file with the SEC a complete Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and as a result of concerns relating to its investigation of the Company's accounting practices. The Company has filed an appeal of this action.

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

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA
                                  (HISTORICAL)

    The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed financial statements and notes thereto of the Company included herein. The balance sheet and statement of operations data for the periods ended March 31, 1994, 1995 and 1996 have been derived from the Company's financial statements, audited by Price Waterhouse LLP, independent accountants. The report of Price Waterhouse LLP with respect to such financial statements contains an explanatory paragraph that describes uncertainty as to the ability of the Company to continue as a going concern. The selected financial data for the years ended March 31, 1997 and 1998 were derived from the Company's financial statements audited by Haskell & White LLP. The following information should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                                FISCAL YEAR ENDED MARCH 31,
                                                           -----------------------------------------------------------------------
                                                              1994           1995           1996           1997           1998
                                                                                                        (Restated)
                                                           -----------    -----------    -----------   ------------   ------------
SELECTED STATEMENT OF OPERATIONS
 DATA:
  Net sales.............................................   $ 2,079,335    $ 1,249,403    $ 1,704,390    $ 5,090,861   $ 10,417,841
  Cost of sales.........................................     1,753,352      1,298,420      3,324,757      3,648,539     17,394,290
                                                           -----------    -----------    -----------    -----------   ------------
Gross profit (loss).....................................       325,983        (49,017)    (1,620,367)     1,442,322     (6,976,449)
  Selling and marketing expenses........................     1,087,461      1,035,863      1,308,767      2,415,010      5,398,162
  Research and development expenses.....................       678,279      1,035,705      1,213,471      1,563,228      3,378,600
  General and administrative expenses...................     1,322,888      1,747,090      1,709,327      2,050,184      3,941,456
  Write-off of investment in Mattan.....................            --             --             --        881,010             --
  Termination of strategic alliance with IBC............            --             --             --        331,740             --
  In-process research and development acquired
    in connection with business acquisitions............            --             --             --        250,000     12,800,000
  Merger related and integration costs..................            --             --             --             --      7,616,924
                                                           -----------    -----------    -----------    -----------   ------------
  Loss from operations..................................    (2,762,645)    (3,867,675)    (5,851,932)    (6,048,850)   (40,111,591)
  Interest (expense) income.............................      (434,851)      (322,540)        99,037         15,493      1,073,493
  Minority interest in loss of consolidated
    subsidiary..........................................            --             --             --         60,000        273,811
                                                           -----------    -----------    -----------    -----------   ------------
 Loss before extraordinary items........................    (3,197,496)    (4,190,215)    (5,752,895)    (5,973,357)   (38,764,287)
 Extraordinary gain from extinguishment of indebtedness.            --        381,730             --             --             --
                                                           -----------    -----------    -----------    -----------   ------------
Net loss................................................   $(3,197,496)   $(3,808,485)   $(5,752,895)   $(5,973,357)  $(38,764,287)
                                                           =======================================================================

                                                                             FISCAL YEAR ENDED MARCH 31,
                                                      -----------------------------------------------------------------------
                                                          1994          1995           1996           1997          1998
                                                                                                    Restated
                                                      -----------    -----------    -----------    -----------   ------------
SELECTED PER SHARE DATA:
  Loss per share before extraordinary item /1/.....   $     (2.45)   $     (1.59)   $     (1.26)   $     (1.02)  $      (3.39)
  Extraordinary gain from extinguishment of
   indebtedness....................................            --            .15             --             --             --
                                                      -----------    -----------    -----------    -----------   ------------
  Net loss per share...............................   $     (2.45)   $     (1.44)   $     (1.26)   $     (1.02)  $      (3.39)
                                                      ===========    ===========    ===========    ===========   ============
 Weighted average shares outstanding/2/............     1,288,751      2,584,722      4,556,959      5,833,326     11,444,123

                                                                                     AT MARCH 31,
                                                      -----------------------------------------------------------------------
                                                          1994          1995           1996           1997          1998
                                                                                                    Restated
                                                      -----------    -----------    -----------    -----------   ------------
SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents........................   $   308,764    $ 5,888,237    $    35,463    $   173,610   $  9,722,514
  Working capital..................................     1,287,587      6,756,149      5,818,492      7,526,260     19,016,787
  Total assets.....................................    12,325,029     16,883,975     15,674,568     21,079,336     47,708,420
  Long-term debt /3/...............................     4,303,890             --             --             --             --
  Shareholders' equity.............................     6,022,174     15,002,260     13,797,046     16,248,710     31,456,453

-----------------
         /1/ The effect on net loss per common share of the conversion of the Company's debentures was to reduce historical net loss by $37,500 and $67,995 and to increase weighted average shares outstanding by 76,875 shares and 321,099 shares for the fiscal years ended March 31, 1994 and 1995, respectively. Net loss per common share was computed based on the weighted average number of the Company's common shares outstanding during the fiscal years ended March 31, 1995 and 1994 after giving retroactive adjustment for recapitalization and conversion of debentures into Units upon completion of the Company's initial public offering.

         /2/ Does not include shares of Class E-1 or Class E-2 Common Stock, which are subject to cancellation in certain circumstances.

         /3/ Amounts for long-term debt at March 31, 1994 include $285,000 in mandatorily redeemable warrants.

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

GENERAL

    The Company develops, manufactures and markets several lines of proprietary medical lasers, fiber optic delivery systems and associated products for a variety of dental, ophthalmic and surgical applications. The Company commenced operations in August 1991, after acquiring substantially all of the assets of Pfizer Laser Systems ("Pfizer Laser"), a division of Pfizer HPG which is a wholly-owned subsidiary of Pfizer, Inc. The assets acquired by the Company included the proprietary rights to a broad base of laser and fiber optic technologies developed by Pfizer Laser. This acquisition was led by the Company's current Chief Executive Officer.

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

     In September 1997, the Company acquired EyeSys Technologies, Inc., which is a leading developer and supplier of corneal topography (diagnostic imaging) systems with an installed base of more than 3,500 systems worldwide. The Company continued its expansion into diagnostic imaging by acquiring a controlling interest (51%) in Ophthalmic Imaging Systems during the final four months of fiscal 1998.

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

    The Company has recorded operating losses in each of the fiscal years since its formation, resulting principally from substantial costs incurred in research and development activities and obtaining regulatory approvals, together with the absence of significant revenues to date and limited commercial sales of its products. Although sales increased significantly during fiscal 1998, operating results worsened due to the impacts of expensed business acquisition costs and a failed distribution agreement.

     As discussed in Note 6 to the accompanying financial statements, the Company and certain of its officers and directors have been named in a number of securities class action lawsuits which allege violations of the Securities Exchange Act or the California Corporations Code. The Company has also been named in a shareholders' derivative action. Any significant uninsured judgment or settlement amount associated with these claims would seriously affect the Company's ability to satisfy its working capital requirements.

    The Company has not prepared a formal assessment of the internal and external Year 2000 issues that would have a significant impact on its computerized accounting systems and products. However, based upon a preliminary review, management believes that the costs of upgrading the internal operating systems will be minimal because a "third party, commercially available" software package is used and an upgrade to a Year 2000 compliant release is planned for fiscal year 1999. Additionally, the Company's laser products are not date sensitive. Diagnostic products, on the other hand, contain date sensitive data bases. The Company's internal software engineers are developing a plan to have a test version of the new software available by mid-1999. The costs of software modification are not expected to be material. Any diagnostic products currently in the market that are covered by a warranty will be upgraded at no charge to the customer. The Company plans to charge upgrade fees for previously sold products that are outside of the warranty period. The Company expects that its existing warranty reserves will be adequate to absorb the upgrade costs.

Results of Operations

  Fiscal Year ended March 31, 1998 Compared to Fiscal Year Ended March 31, 1997

    Net sales increased 105% to $10,418,000 for the year ended March 31, 1998 ("fiscal 1998") from $5,091,000 for the year ended March 31, 1997 ("fiscal 1997"). This increase was primarily attributable to an increase in sales to the dental market including sales resulting from the introduction of the Er:YAG laser for cavity preparation and ophthalmic sales from the EyeSys product line during the latter half of fiscal 1998. Dental sales during the last two quarters of fiscal 1998 were adversely affected by an impasse reached with dental distributor Henry Schein, Inc. ("Schein") over the nature of a relationship between the parties initiated with a letter of intent executed in December 1997. The Company believed that Schein obligated itself to accept an initial shipment of product, and that the relationship was being expanded. Schein subsequently notified the Company that it did not agree with the Company's understanding of the terms of the relationship. Sales during the last two quarters of fiscal 1997 were also adversely affected by a disruption in the supply of the Company's Arago argon laser and vendor supply problems with the MOD argon laser.

    Cost of sales increased 377% to $17,394,000 in fiscal 1998 from $3,649,000 in fiscal 1997, due to an increase in sales, excess inventory reserves of $7,500,000 associated with the failure of the Schein relationship, substantially higher warranty costs, and start-up and training expenses associated with Er:YAG laser and fiber and EyeSys product manufacture.

    Selling and marketing expenses increased 124% to $5,398,000 in fiscal 1998 from $2,415,000 in fiscal 1997. This increase was primarily attributable to significant increases in marketing personnel, introduction of the Er:YAG laser, increased commissions and associated selling expenses, and from consolidation of the expenses of new subsidiaries.

    Research and development ("R&D") expenses increased 116% to $3,379,000 in fiscal 1998 from $1,563,000 in fiscal 1997. This increase resulted primarily from increases in the Company's research and development personnel, an additional $510,000 of clinical trial costs and associated samples, travel expenditures for the Company including EyeSys, and $710,000 of expense for all other new subsidiaries. The expense in fiscal 1997 is offset by a $450,000 payment received by the Company under a Small Business Innovative Research ("SBIR") grant. The Company also recognized $225,000 and $190,000 as a research and development expense from the issuance of stock options to clinical evaluators and medical directors in fiscal 1998 and fiscal 1997 respectively.

    General and administrative expenses increased 71% to $3,941,000 in fiscal 1998 from $2,050,000 in fiscal 1997. This increase was partially due to $459,000 of expenses from new subsidiaries, $400,000 for litigation expense related to a supply agreement for optical fibers, and $250,000 for issuance of stock options.

    Net interest income increased to $1,073,000 in fiscal 1998 from $15,000 in fiscal 1997. This increase reflected the Company's higher cash balances following the completion of its secondary offering in October 1996 and warrant call in January 1998 (the net proceeds from these capital stock transactions were $10,401,000 and $41,735,000 respectively).

    In fiscal 1998 the Company expensed $12,800,000 for in process R&D and $7,065,000 in merger and integration costs related to acquisitions of 51% ownership in Ophthalmic Imaging Systems (OIS) and 100% of EyeSys Technologies (EyeSys). Approximately $180,000 of losses were attributable to the minority shareholder interest of OIS. However 100% of the loss was absorbed by the Company due to the capital deficiency position of OIS. The Company recorded $349,000 of losses attributable to the minority shareholder interest of Data.Site compared with $60,000 during 1997.

    In summary, the operating results for 1998 were negatively impacted by $19,900,000 of acquisition expenses (including $16,500,000 of non-cash costs), $7,500,000 of inventory write-downs, $1,100,000 of warranty cost, $480,000 of non-cash stock option expense, bad debt expense of $600,000, and litigation costs of $400,000.

   Fiscal Year Ended March 31, 1997 Compared to Fiscal Year Ended March 31, 1996

     The Company's independent auditors unexpectedly resigned during May 1998 and withdrew their opinion on the Company's fiscal year 1997 financial statements. Accordingly, it became necessary to retain new auditors to re-examine the 1997 financial statements. Because of the extended period of time that had passed since the issuance of the prior report, a number of matters were identified of which the Company was not aware when it initially issued the 1997 financial statements. Although the Company believes that the initially issued 1997 financial statements were not materially misstated in terms of net loss, total assets and shareholders' equity, the statements have nonetheless been restated in the interest of full disclosure. The following discussion is based upon the restated amounts.

     Net sales increased 199% to $5,091,000 for the year ended March 31, 1997 ("fiscal 1997") from $1,704,000 for the year ended March 31, 1996 ("fiscal 1996"). This increase was primarily attributable to an increase in sales to the dental market of the Aurora diode laser and argon lasers which were introduced in the latter half of fiscal 1996. Ophthalmic sales also increased significantly as the Er:YAG laser was purchased by key ophthalmic industry leaders in several countries. Sales during the last two quarters of fiscal 1997 were adversely affected by a disruption in the supply of the Company's Arago argon laser and vendor supply problems with the MOD argon laser.

     Cost of sales increased 10% to $3,649,000 in fiscal 1997 from $3,325,000 in fiscal 1996, due to an increase in sales. Cost of sales as a percentage of net sales decreased due to reduced material costs, manufacturing efficiencies, the ability to spread fixed indirect costs over a larger revenue base, and favorable warranty experience.

     Selling and marketing expenses increased 85% to $2,415,000 in fiscal 1997 from $1,309,000 in fiscal 1996. This increase was primarily attributable to increased commissions and associated selling expenses, expenses associated with attendance at two ophthalmic shows and from the consolidation of the Company's expenses with those of Data.Site.

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

     General and administrative expenses increased 20% to $2,050,000 in fiscal 1997 from $1,709,000 in fiscal 1996. This increase was the combined result of higher bad debts expense and additional expenses from the consolidation of Data.Site.

     Net interest income decreased to $15,000 in fiscal 1997 from $99,000 in fiscal 1996. This reduction reflected the Company's limited cash balances prior to the completion of its secondary offering in October 1996.

    In fiscal 1997, the Company wrote off its investment in Mattan of $881,000 when the Mattan shares ceased being traded on the public market. In addition, the Company expensed $250,000 of in-process research and development incurred in connection with the formation of Data.Site. During fiscal year 1997 the Company also wrote off $332,000 as a settlement of its joint marketing relationship with International Biolaser Corporation ("IBC") since it is unlikely that IBC will repay its debt to the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including an initial public offering in December 1994, a secondary public offering in October 1996, voluntary exercise of warrants and a warrant call in January 1998, revenues from operations and the proceeds from an SBIR grant. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

     At March 31, 1998, the Company had unrestricted cash and short-term investments totalling $19,389,000 and its working capital was $19,017,000 compared with $4,142,000 and $7,526,000 respectively, at March 31, 1997. These increases resulted principally from the 1998 warrant call offset by cash used in operations and costs of business acquisitions.

     At March 31, 1998, the Company's indebtedness consisted of a $1,935,000 balance on its Silicon Valley Bank line of credit and $133,000 on the OIS Imperial Bank line of credit.

The Company's Credit Facility with Silicon Valley Bank permits borrowings of up to $2,100,000. Borrowings under the Credit Facility are secured by a Certificate of Deposit pledged to Silicon Valley Bank by the Company pursuant to a Pledge Agreement and bear an interest rate equal to the prime rate of interest, as announced by Silicon Valley Bank, and are due and payable on September 24, 1998. In connection with the Credit Facility, the Company issued to the lender warrants to purchase up to 9,756 shares of the Company's Class A Common Stock at an exercise price equal to $10.25 per share.

     At March 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $37.4 million which will begin to expire in fiscal 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of the Company's net operating loss carryforwards to offset future income may be limited.

     During fiscal 1998, the Company received approximately $41,735,000 from the exercise of options and warrants. As a result of such exercises, the Company issued an additional 4,176,000 Class B Warrants and 6,270,000 shares of Class A Common Stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The Company's financial statements, including notes thereto, at March 31, 1998 and 1997 and for the years ended March 31, 1998, 1997 and 1996 follow.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Premier Laser Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Premier Laser Systems, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2, the Company has restated its previously issued 1997 consolidated financial statements.

     In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Laser Systems, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                             HASKELL & WHITE LLP



Newport Beach, California

August 19, 1998
Except for Note 10
as to which the date is
August 26, 1998

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

                                                            PRICE WATERHOUSE LLP

Costa Mesa, California
May 17, 1996

                          PREMIER LASER SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                            MARCH 31
                                                   ---------------------------
                                                        1998          1997
                                                                   (Restated)
                                                   ------------   ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents.....................   $  9,722,514   $    173,610
  Short-term investments........................      9,666,918      3,968,288
  Restricted cash...............................      2,150,000      1,050,000
  Accounts receivable, net of an allowance for
   doubtful accounts of $1,224,845 and $613,263
   in 1998 and 1997, respectively...............      4,952,892      1,052,312
Inventories.....................................      4,482,698      3,284,632
Prepaid expenses and other current assets.......      2,528,996        774,319
                                                   ------------   ------------
Total current assets............................     33,504,018     10,303,161
Property and equipment, net.....................      1,778,423        780,945
Intangible assets, net..........................     11,991,679      9,988,753
Other assets....................................        434,300          6,477
                                                   ------------   ------------
Total assets....................................   $ 47,708,420   $ 21,079,336
                                                   ============   ============


           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable................................   $  5,510,692   $  1,305,256
Line of credit..................................      2,068,163        800,000
Accrued compensation and related costs..........        964,691        318,000
Other accrued liabilities.......................      5,943,685        353,645
                                                   ------------   ------------
Total current liabilities.......................     14,487,231      2,776,901
Commitments and contingencies
Minority interest...............................      1,764,736      2,053,725
Shareholders' equity
  Preferred stock, no par value:
   Authorized shares--8,850,000
   Issued and outstanding shares--none                       --             --
  Common stock, Class A, no par value:
   Authorized shares--35,600,000
   Issued and outstanding shares - 14,649,421
    at March 31, 1998 and 7,313,841 at
    March 31, 1997..............................     83,546,913     27,320,449
  Common stock, Class E-1, no par value:
   Authorized shares--2,200,000
   Issued and outstanding shares - 1,257,461
    at March 31, 1998 and 1,257,178 at
    March 31, 1997..............................      4,769,878      4,769,878
  Common stock, Class E-2, no par value:
   Authorized shares--2,200,000
   Issued and outstanding shares - 1,257,461
    at March 31, 1998 and 1,257,178 at
    March 31, 1997..............................      4,769,878      4,769,878
   Warrants and options.........................      1,723,842      3,978,276
   Accumulated deficit..........................    (63,354,058)   (24,589,771)
                                                   ------------   ------------
Total shareholders' equity......................     31,456,453     16,248,710
                                                   ------------   ------------
Total liabilities and shareholders' equity......   $ 47,708,420   $ 21,079,336
                                                   ============   ============

See accompanying notes.

                          PREMIER LASER SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED MARCH 31
                                                        -------------------------------------------
                                                            1998           1997           1996
                                                                         (Restated)
                                                        -----------     -----------    -----------

Net sales..........................................     $ 10,417,841    $ 5,090,861    $ 1,704,390
Cost of sales......................................       17,394,290      3,648,539      3,324,757
                                                        ------------    -----------    -----------
Gross profit (loss)................................       (6,976,449)     1,442,322     (1,620,367)
Selling and marketing expenses.....................        5,398,162      2,415,010      1,308,767
Research and development expenses..................        3,378,600      1,563,228      1,213,471
General and administrative expenses................        3,941,456      2,050,184      1,709,327
Write off of investment in Mattan Corporation......             ----        881,010           ----
Termination of strategic alliance with IBC.........             ----        331,740           ----
In-process research and development acquired in
   connection with business acquisitions...........       12,800,000        250,000           ----
Merger related and integration costs...............        7,616,924           ----           ----
                                                        ------------    -----------    -----------
Loss from operations...............................      (40,111,591)    (6,048,850)    (5,851,932)
Interest income, net...............................        1,073,493         15,493         99,037
Minority interest in loss of consolidated
   subsidiary......................................          273,811         60,000
                                                        ------------    -----------    -----------
Net loss...........................................     $(38,764,287)   $(5,973,357)   $(5,752,895)
                                                        ============    ===========    ===========
Net loss per share, basic and diluted..............     $      (3.39)   $     (1.02)   $     (1.26)
                                                        ============    ===========    ===========

Shares used in computation of net loss per share...       11,444,123      5,833,326      4,556,959
                                                        ============    ===========    ===========

See Accompanying Notes.

                          Premier Laser Systems, Inc.
                Consolidated Statements of Shareholders' Equity
               For the years ended March 31, 1998, 1997 and 1996



                                     Common Stock               Common Stock              Common Stock
                                        Class A                  Class E-1                  Class E-2
                                ---------------------------   --------------------------   ------------------------     Class A
                                     Shares        Amount        Shares        Amount          Shares      Amount       Warrants
                                ------------    -----------   -----------    -----------   ------------  ----------  -------------
Balance at March 31, 1995....      4,501,899    $15,436,178     1,256,549    $4,769,820     1,256,549    $4,769,820  $   2,321,057
 Common stock issued for
  investment in Mattan.......        200,000        881,010            --            --            --            --             --
 Exercise of stock options...            304            188           269            58           269            58             --
 Increase in unrealized
  holding gain on short-term
  investments................             --             --            --            --            --            --             --
 Net loss....................             --             --            --            --            --            --             --
                                ------------   ------------   -----------   -----------   -----------   -----------   ------------
Balance at March 31, 1996....      4,702,203     16,317,376     1,256,818     4,769,878     1,256,818     4,769,878      2,321,057

 Common stock and B warrants
  issued in connection with
  secondary public
  offering...................      2,403,500      9,363,298            --            --            --            --             --
 Common stock issued in
  connection with the
  formation of the Data.Site
  joint venture..............        159,787      1,200,000            --            --            --            --             --
Exercise of stock options and
 warrants....................         48,351        249,774           360            --           360            --        (25,729)
Stock options issued to
 Advisory Board members,
 clinical evaluators and
 medical directors...........             --        190,001            --            --            --            --              --
Decrease in unrealized
 holding gain on short-term
 investments.................             --             --            --            --            --            --              --
Net loss (restated)..........             --             --            --            --            --            --              --
                                ------------   ------------   -----------   -----------   -----------   -----------   -------------
Balance at March 31, 1997
 (restated)..................     7,313,841      27,320,449     1,257,178     4,769,878     1,257,178     4,769,878      2,295,328
Common stock and options
 issued in connection with
 business acquisitions.......     1,065,266      11,757,426            --            --            --            --             --
Exercise of stock options and
 warrants....................     6,270,314      43,989,418           283            --           283            --     (2,295,328)
Stock options issued to
 Advisory Board members,
 clinical evaluators, medical
 directors and other
 consultants.................             --        479,620            --            --            --            --              --
Net loss.....................             --             --            --            --            --            --              --
                                ------------   ------------   -----------   -----------   -----------   -----------   -------------
Balance at March 31, 1998....     14,649,421   $ 83,546,913     1,257,461   $ 4,769,878     1,257,461   $ 4,769,878   $          --
                                ============   ============   ===========   ===========   ===========   ===========   =============
See accompanying notes.










                                                 Common      Unrealized
                                  Class B        Stock         Holding    Accumulated
                                  Warrants      Warrants        Gains       Deficit         Total
                                -----------   -----------    ----------   ------------   -----------
Balance at March 31, 1995....   $   376,774   $   192,130    $       --   ($12,863,519)  $15,002,260
 Common stock issued for
  investment in Mattan.......            --            --            --             --       881,010
 Exercise of stock options...            --            --            --             --           304
 Increase in unrealized
  holding gain on
  short-term investments.....            --            --     3,666,367             --     3,666,367
 Net loss....................            --            --            --     (5,752,895)   (5,752,895)
                                -----------   -----------    ----------   ------------   -----------
Balance at March 31, 1996....       376,774       192,130     3,666,367    (18,616,414)   13,797,046

 Common stock and B warrants
  issued in connection with
  secondary public
  offering...................     1,037,514            --            --             --    10,400,812
 Common stock issued in
  connection with the
  formation of the Data.Site
  joint venture..............            --            --            --             --     1,200,000
Exercise of stock options and
 warrants....................        76,530            --            --             --       300,575
Stock options issued to
 Advisory Board members,
 clinical evaluators and
 medical directors...........            --            --            --             --       190,001
Decrease in unrealized
 holding gain on
 short-term investments......            --            --    (3,666,367)            --    (3,666,367)
Net loss (restated)..........            --            --            --     (5,973,357)   (5,973,357)
                                -----------   -----------    ----------   ------------   -----------
Balance at March 31, 1997
(restated)...................     1,490,818       192,130            --    (24,589,771)   16,248,710

Common stock and options
 issued in connection with
 business acquisitions......             --            --            --             --    11,757,426
Exercise of stock options
 and warrants...............         40,894            --            --             --    41,734,984
Stock options issued to
 Advisory Board members,
 clinical evaluators,
 medical directors and
 other consultants...........            --            --            --             --       479,620
Net loss.....................            --            --            --    (38,764,287)  (38,764,287)
                                -----------   -----------    ----------   ------------   -----------
Balance at March 31, 1998....   $ 1,531,712   $   192,130    $       --   ($63,354,058)  $31,456,453
                                ===========   ===========    ==========   ============   ===========

See accompanying notes.

                          PREMIER LASER SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Year ended March 31
                                                                                       1998         1997         1996
                                                                                                 (Restated)
Operating Activities
Net loss.............................................................             $(38,764,287) $(5,973,357) $(5,752,895)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization......................................                1,637,941      841,467      814,401
    Write off of investment in Mattan Corporation....................                               881,010           --
    Acquired in-process research and development.....................               12,800,000      250,000           --
    Minority interest in loss of consolidated subsidiary.............                 (273,811)     (60,000)
    Non-cash component of merger related and integration costs.......                2,332,238
    Stock options issued to Advisory Board members and consultants...                  479,620      190,001           --
    Termination of strategic alliance with IBC.......................                       --      125,000           --
    Changes in operating assets and liabilities:
     Accounts receivable.............................................               (2,253,457)    (539,045)    (244,467)
     Inventories.....................................................                  392,992   (1,099,277)     (14,665)
     Prepaid expenses and other current assets.......................               (1,555,257)    (342,438)    (110,565)
     Accounts payable................................................                2,190,093     (184,769)     594,654
     Accrued liabilities.............................................                4,882,097      319,936     (598,847)
                                                                                  ------------  -----------  -----------
Net cash used in operating activities................................              (18,131,831)  (5,591,472)  (5,312,384)
                                                                                  ------------  -----------  -----------
Investing Activities
Purchase of short-term investments...................................               (5,698,630)  (3,968,288)          --
Patent expenditures..................................................                  (87,989)    (178,139)    (195,971)
Business acquisitions................................................               (5,002,172)     (96,028)          --
Purchase of property and equipment...................................                 (888,294)     (24,477)    (219,723)
Note receivable pursuant to strategic alliance with IBC..............                       --           --     (125,000)
Other................................................................                 (410,179)          --           --
                                                                                  ------------  -----------  -----------
Net cash used in investing activities................................              (12,087,264)  (4,266,932)    (540,694)
                                                                                  ------------  -----------  -----------

Financing Activities
Proceeds from equity offerings.......................................                       --   10,400,812           --
Net borrowings (repayments) under line of credit.....................                 (695,340)     800,000           --
Proceeds from exercise of stock options and warrants.................               41,734,984      300,575          304
Increase in restricted cash..........................................               (1,100,000)  (1,050,000)          --
Other................................................................                 (171,645)    (454,836)          --
                                                                                  ------------  -----------  -----------
Net cash provided by financing activities............................               39,767,999    9,996,551          304
                                                                                  ------------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.................                9,548,904      138,147   (5,852,774)
Cash and cash equivalents at beginning of year.......................                  173,610       35,463    5,888,237
                                                                                  ------------  -----------  -----------
Cash and cash equivalents at end of year.............................             $  9,722,514  $   173,610  $    35,463
                                                                                  ============  ===========  ===========

Supplemental disclosures of cash flow information
Cash paid for interest...............................................             $    120,000  $   115,283  $    52,129

See accompanying notes.

                          Premier Laser Systems, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 1998

1. Organization and Nature of Operations

   Premier Laser Systems, Inc. (the Company) was incorporated in July 1991 and commenced operations in August 1991 after acquiring substantially all of the assets and certain liabilities of Pfizer Laser Systems (Pfizer), a division of Pfizer Hospital Products Group, Inc. The Company designs, develops, manufactures and markets several lines of lasers for surgical and other medical purposes, laser waveguides and fiber optic devices, disposables and associated accessory products for the medical and dental market. The Company also designs, develops, manufactures and markets digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.


   The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its laser and imaging products. In addition, the Company intends to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for its technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in a new business enterprise. During 1996 the Company completed a public offering of its securities which generated net proceeds aggregating $10.4 million. Proceeds of $41,735,000 were generated by fiscal 1998 capital transactions. As discussed in Note 6, the Company has been named in class action lawsuits alleging violations of federal and state securities laws. The Company believes that its present liquid assets will be sufficient to meet its working capital requirements through at least fiscal 1999. Any significant uninsured judgment or settlement amount associated with the class action litigation would seriously affect the Company's ability to satisfy its working capital requirements.

2.  Summary of Significant Accounting Policies

Restatement of Amounts Previously Reported

The Company's independent auditors unexpectedly resigned during May 1998 and withdrew their opinion on the Company's fiscal year 1997 financial statements. Accordingly, it became necessary to retain new auditors to re-examine the 1997 financial statements. Because of the extended period of time that had passed since the initial report was issued, a number of matters were identified of which the Company was not aware when it initially issued the 1997 financial statements. Although the Company believes that the initially issued 1997 financial statements were not materially misstated in terms of net loss, total assets and shareholders' equity, the statements have nonetheless been restated in the interest of full disclosure.

The following is a summary of the impact of the restatement on the 1997 consolidated statement of operations.

     1.  Reduction of previously reported sales,
          net of related cost of sales                       $(280,000)
     2.  Revision to inventory valuation allowances            160,000
     3.  Additional bad debts expense                         (313,000)
     4.  Minority interest in loss of consolidated
          subsidiary                                            60,000
     5.  Other, net                                            (10,000)
                                                             ---------
         Net increase in 1997 loss                           $(383,000)
                                                             =========


The effects on the Company's previously issued 1997 financial statements are summarized as follows:

                                        Previously     Increase
                                         Reported     (Decrease)     Restated
                                        -----------   ----------    -----------
Consolidated balance sheet as of
 March 31, 1997:
  Current assets                        $10,658,161   $ (355,000)   $10,303,161
  Other assets                            8,662,450    2,113,725     10,776,175
                                        -----------   ----------    -----------
  Total assets                          $19,320,611   $1,758,725    $21,079,336
                                        ===========   ==========    ===========
  Current liabilities                   $ 2,688,901   $   88,000    $ 2,776,901
  Minority interest                              --    2,053,725      2,053,725
  Net shareholders' equity               16,631,710     (383,000)    16,248,710
                                        -----------   ----------    -----------
  Total liabilities and shareholders'
   equity                               $19,320,611   $1,758,725    $21,079,336
                                        ===========   ==========    ===========

Consolidated Statement of Operations
  Net sales                             $ 5,530,861   $ (440,000)   $ 5,090,861
  Cost of sales                           3,968,539     (320,000)     3,648,539
                                        -----------   ----------    -----------
  Gross profit                            1,562,322     (120,000)     1,442,322
  Selling and marketing expenses          2,406,010        9,000      2,415,010
  General and administrative expenses     1,736,184      314,000      2,050,184
  All other expenses                      3,025,978           --      3,025,978
                                        -----------   ----------    -----------
  Loss from operations                   (5,605,850)    (443,000)    (6,048,850)
  Interest income, net                       15,493           --         15,493
  Minority interest in loss of
   consolidated subsidiary                       --       60,000         60,000
                                        -----------   ----------    -----------
  Net loss                              $(5,590,357)  $ (383,000)   $(5,973,357)
                                        ===========   ==========    ===========
  Net loss per share                    $     (0.96)  $    (0.07)   $     (1.02)
                                        ===========   ==========    ===========

Revenue Recognition

   Revenues are recognized when products are shipped to customers. Allowances for returns are provided based upon actual experience and identified risks.

Short-Term Investments and Restricted Cash

   The Company invests excess cash in United States Treasury securities and commercial paper generally with maturities of less than one year. Short-term investments with a maturity of less than three months when purchased are classified as cash equivalents. Investments with maturities in excess of three months are presented as short-term investments in the accompanying financial statements. Pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's short-term investments are classified as available-for-sale and are reported at fair market value with unrealized gains and losses reflected as an adjustment to shareholders' equity. There were no material unrealized gains or losses at March 31, 1997 or 1998.

   Restricted cash consists of certificates of deposits held to secure borrowings under the Company's line of credit, and is classified as a current asset since it is collateral for a current liability.

Concentration of Credit Risk and Foreign Sales

   The Company generates revenues principally from sales in the medical field. As a result, the Company's accounts receivable are concentrated primarily in this industry. In addition, sales to one customer represented 10% of

                          Premier Laser Systems, Inc.

2.  Summary of Significant Accounting Policies (Continued)

the Company's sales in fiscal 1996. Sales in foreign countries accounted for approximately 13%, 25% and 40% of the Company's total sales in fiscal 1998, 1997 and 1996, respectively. These foreign sales related almost entirely to sales in Asia and Europe.

   The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Generally, letters of credit are obtained on international sales. The Company maintains reserves for potential credit losses.

Long Lived Assets

   In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations during 1997 or 1998.

Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market, and are comprised of the following at March 31:


                                            3/31/98       3/31/97
                                         ------------   -----------
Raw materials.........................    $ 5,980,793   $ 2,042,100
Work-in-process.......................      1,313,974       101,802
Finished goods........................      5,876,710     2,344,054
                                          -----------   -----------
                                           13,171,477   $ 4,487,956
Less: Reserve for slow-
moving inventory and excess
purchase commitments..................     (8,688,779)   (1,203,324)
                                          -----------   -----------
                                          $ 4,428,698   $ 3,284,632
                                          ===========   ===========

Property and Equipment

   Property and equipment are stated at cost. Expenditures for replacements and improvements are capitalized and expenditures for repairs and maintenance are charged to operating expense as incurred.

   Property and equipment consist of the following at March 31:

                                                    1998           1997
                                                 -----------   ------------
   Machinery, equipment, molds and tooling....   $ 1,948,560   $ 1,041,574
   Furniture, fixtures and office equipment...     3,004,906       596,347
   Software...................................       375,000       250,000
                                                 -----------   -----------
                                                   5,328,466     1,887,921
   Less accumulated depreciation..............    (3,550,043)   (1,106,976)
                                                 -----------   -----------
                                                 $ 1,778,423   $   780,945
                                                 ===========   ===========

                                 Premier Laser Systems, Inc.

2. Summary of Significant Accounting Policies (Continued)

     Depreciation of furniture, machinery and equipment is calculated on a straight-line basis over the following estimated useful lives:

         Machinery and equipment................       5-10 years
         Furniture and fixtures.................         10 years
         Software...............................          3 years
         Leasehold improvements.................   Shorter of estimated useful
                                                   life or term of lease

Intangible Assets

     Intangible assets consist primarily of patents and technology rights, goodwill and license agreements. The costs assigned to acquired intangible assets, partially based upon independent appraisals, are being amortized on a straight-line basis over the estimated useful lives of the assets ranging from 2 to 15 years.

   Intangibles consist of the following at March 31:

                                               1998          1997
                                            -----------   -----------
Patents and technology rights...            $13,062,710   $ 9,581,230
Goodwill........................              2,839,570     3,156,004
License agreements..............                110,000       265,000
                                            -----------   -----------
                                             16,012,280    13,002,234
Less accumulated amortization...             (4,020,601)   (3,013,481)
                                            -----------   -----------
                                            $11,991,679   $ 9,988,753
                                            ===========   ===========

Research and Development Costs

   Research and development costs are expensed as incurred. A substantial portion of the Company's research and development expense is related to developing new products, improving existing products or processes, and clinical research programs.

   The Company enters into agreements with certain doctors to exchange a portion of a product's sales price for services related to the completion of certain portions of clinical studies necessary for obtaining product approval from the U.S. Food and Drug Administration. Typically, the amounts consist of a portion of the product sales price which is equal to the cost of the services to be rendered by the doctor. Pursuant to the agreements, in the event the doctor is unable to complete the agreed upon clinical study, the doctor is required to remit a cash payment for the entire amount. The amounts are capitalized as prepaid clinical testing expense and are amortized upon completion of certain milestones of the clinical study. These studies are generally completed within one year. Clinical testing expenses included in prepaid expenses totaled $6,000, $405,000 and $204,000 at March 31, 1998, 1997 and 1996, respectively.

                          Premier Laser Systems, Inc.

2. Summary of Significant Accounting Policies (Continued)

Income Taxes

   The Company accounts for income taxes in accordance with statement of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS 109 requires the liability method of accounting for income taxes. No credits for tax benefits have been recognized, since realization of them is not reasonably assured. (See Note 7).

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

   In fiscal 1998 and 1997, the Company issued Class A common stock valued at $11,757,426 and $1,200,000 respectively, in connection with business acquisitions.

Net Loss Per Share

   Net loss per share has been computed based on the weighted average number of the Company's common shares outstanding during each presented period and excludes all shares of Class E-1 and Class E-2 common stock, outstanding or subject to option, because all such shares of stock are subject to escrow and the conditions for the release of shares from escrow have not been satisfied. Common stock equivalents were not considered in the net loss per share calculation because the effect would be antidilutive.

   In February 1997, Statement of Financial Accounting Standards No. 128, Earnings Per Share was issued and is effective for interim and annual periods ending after December 15, 1997. The statement requires presentation of both basic and diluted earnings per share. As of the result of the Company's net loss, basic and diluted loss per share do not differ materially from the per share amounts previously reported for fiscal years 1997 and 1996.

Accounting for Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock option grants. Options granted to consultants and other non-employees are accounted for under the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation.

                          Premier Laser Systems, Inc.

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Significant estimates and assumptions include inventory valuation and the realizability of certain intangible assets. The Company's inventory and intangibles largely relate to technologies which have yet to gain widespread market acceptance. Inventory reserves have been established based upon sales forecasts and the Company believes that no further losses will be incurred on the disposition of its inventory and that the remaining economic life of the Company's tangible assets is reasonable. If wide-spread market acceptance of the Company's products is not achieved, the carrying amount of inventory and intangible assets could be materially affected. Conversely, better than expected sales could yield improved margins.

Basis of Presentation

   Certain prior year amounts have been reclassified in order to conform with the current year presentation.




3. Business Acquisitions

   Effective January 31, 1997, the Company entered into a joint venture with Refractive Surgical Services, LLC (RSS), a Kansas City based company engaged in the development of certain medical outcomes software. Under this joint venture, the Company and RSS formed Data.Site. LLC, ("Data.Site"). Data.Site acquired and assumed substantially all of the assets and liabilities of RSS. The Company acquired a 51 percent interest in Data.Site, which was accounted for under the purchase method of accounting, and issued 159,787 shares of its Class A common stock to RSS. In connection with the acquisition the Company recorded goodwill in the amount of $2,893,179 and a minority interest of $2,113,725. The Company has funded Data.Site's operations with an additional $1,135,919 in cash or equivalent services through March 31, 1998. As of March 31, 1998, RSS owed the Company $266,000.

   On September 30, 1997, the Company acquired all of the equity interests of EyeSys Technologies, Inc. (EyeSys), a manufacturer and distributor of a specialized line of diagnostic ophthalmic equipment, for approximately $12.5 million, in the form of 1,236,668 shares of the Company's common stock (including 319,684 are being held in an escrow account pending the outcome of certain warranties to be determined at the end of 12 and 18 months), and $470,000 in cash. 216,761 of the escrowed shares have been excluded from the determination of the purchase price. If and when they are released, the allocation of the adjusted purchase price will be re-assessed. Options to purchase 210,000 shares of the Company's common stock were also issued in connection with the acquisition. These options were valued in accordance with SFAS 123 and included in the acquisition cost. The acquisition was accounted for as a purchase and the total acquisition cost allocated among net liabilities assumed ($2,183,429), intangibles ($2,600,000), and in process research and development ($9,200,000). Merger related and integration expenses ($2,147,224) were also recorded as of the acquisition date. EyeSys has been consolidated commencing with the acquisition date. Goodwill arising from the acquisition ($2,298,784) was written-off due to uncertainty as to its recoverability.

   During the final four months of fiscal 1998 the Company acquired a controlling interest in Ophthalmic Imaging Systems, Inc. ("OISI") for $3.3 million in cash. OISI is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. Equity accounting was used during the period in which the Company owned at least 20% but less than 50% of the OISI stock (December 1997 through February 1998). Commencing with the

                          Premier Laser Systems, Inc.

3. Business Acquisitions (Continued)

date at which the controlling interest was obtained (late February 1998), OISI has been consolidated with the Company in the accompanying financial statements. The OISI acquisition has been accounted for as a purchase and the total acquisition cost allocated among net liabilities of OISI ($996,835), intangibles ($1,687,407) and in process research and development ($2,600,000). Merger related and integration expenses of $1,687,407 were also recorded as of the date at which the controlling interest was obtained. The Company is in the process of negotiating an agreement for the purchase of the minority interests of OISI.


   The following unaudited pro forma consolidated results of operations give effect to the EyeSys and OISI acquisitions as if they had occurred at the beginning of fiscal 1998 and 1997:

                                                         1998
                                                     ------------
   Net sales.............................            $ 17,975,000
   Net loss..............................             (42,885,000)
   Net loss per share....................                   (3.58)


   The unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred during the periods presented nor for future results of operations.

   During fiscal 1998 three other business acquisitions occurred, which were not individually or collectively significant to the financial condition or operating results of the Company.

4. Grants

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

5. Lines of Credit

   The Company has a credit facility with a bank which provides for borrowings of up to $2,100,000. As of March 31, 1998, total borrowings under this agreement were $1,936,000, bearing interest at the bank's prime rate (8.50% at March 31, 1998). Borrowings under the agreement are secured by a certificate of deposit. The agreement expires in September 1998. The Company's OISI subsidiary has an accounts receivable financing agreement which allows for advances of up to 80% of eligible accounts, with a maximum limit of $960,000. As of March 31, 1998, $132,634 was outstanding under that agreement.

                          Premier Laser Systems, Inc.

                          Premier Laser Systems, Inc.

6.  Commitments and Contingencies

Commitments

    The Company leases its facilities and certain equipment under noncancellable operating leases. Total rental expense for operating leases was $251,000, $296,000 and $348,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. At March 31, 1998, future minimum lease payments under noncancellable operating leases are as follows:

   1999....................................   $ 238,644
   2000....................................     245,412
   2001....................................     187,866
                                              ----------
                                              $ 671,922
                                              ==========

      Pursuant to the Company's facility lease, effective January 1997, the Company becomes guarantor of a lease agreement between the Company's lessor and a third party lessee. The guaranteed future minimum lease payments relating to the third party are $86,000 for the year ended March 31, 1999.

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

                          Premier Laser Systems, Inc.

Litigation (Continued)

     The Company and certain of the officers and directors have been named in a number of securities class action lawsuits which allege violations of the Securities Exchange Act or the California Corporations Code. The plaintiffs seek damages on behalf of classes of investors who purchased the Company's stock between May 7, 1997 and April 15, 1998. The complaints allege that the Company misled investors by failing to disclose material information and making material misrepresentations regarding the Company's business operations and projections. The Company has also been named in a shareholder derivative action purportedly filed on its behalf against certain officers and directors arising out of the same alleged facts. Although the Company intends to vigorously defend itself in the actions, the ultimate outcome is uncertain and no provision for any settlement has been reflected in the accompanying financial statements. Any significant adverse resolution of the actions would seriously impact the Company's financial condition. The Company maintains insurance coverage for these types of actions and has filed claims with the carrier. The policy has a limit of $5 million and a $250,000 deductible amount.

     The Company is involved in various other disputes and lawsuits arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and other lawsuits may adversely affect the Company, however, it is the opinion of management, that the outcome of such other matters will not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

7.  Income Taxes

    The Company has incurred operating losses since its inception and as a result, no provision for or benefit from income tax has been recorded.

    Deferred tax assets consist of the following at March 31:

                                                                1998              1997
                                                             -----------       -----------
Tax operating loss carryforwards..........................   $14,502,970       $ 7,116,277
Inventory and receivable reserves and related temporary
 differences..............................................     1,705,050         1,115,696
Depreciation and amortization.............................       890,215           705,293
Research and development credit carryforwards.............       424,494           349,494
Accruals not currently deductible.........................       193,255            70,687
                                                             -----------       -----------
Total deferred tax assets.................................    17,715,984         9,357,447
Valuation allowance for deferred tax assets...............   (17,715,984)       (9,357,447)
                                                             -----------       -----------
Net deferred taxes........................................   $        --       $        --
                                                             ===========       ===========

     The Company has approximately $39 million of federal net operating loss carryforwards at March 31, 1998 ($19 million for state purposes), which will begin to expire in 2006. A valuation allowance has been established for the entire deferred tax asset.

     The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three year period. As a result of the Company's public offerings the Company experienced an ownership change of more than 50%, resulting in a limitation on the utilization of their net operating loss carryforwards. The limitation is based on the value of the

                          Premier Laser Systems, Inc.

7.  Income Taxes (Continued)

Company on the date that the change in ownership occurred. The ultimate realization of the loss carryforwards is dependent on the future profitability of the Company.

8.  Shareholders' Equity

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

     On October 18, 1996, the Company completed a public offering of 11,000 Units of the Company's securities, each Unit consisting of 190 shares of Class A common stock and 95 redeemable Class B warrants (the "Units"). The Company realized net proceeds of $10,401,000 from this offering and the related exercise of the underwriters over allotment option. Each Class B warrant consists of the right to purchase one share of Class A common stock through November 30, 1999 at an exercise price of $8.00.

      During fiscal 1998, the Company received approximately $41,735,000 from the exercise of options and warrants. As a result of such exercises, the Company issued an additional 4,176,000 Class B Warrants and 6,270,000 shares of Class A Common Stock.

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

                          Premier Laser Systems, Inc.

Stock Options (Continued)

     The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock option grants. Accordingly, no compensation expense has been recognized for its employee stock option awards and its employee stock purchase plan because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. The Company recognizes expense related to grants of options to non-employees in accordance with the fair value provision of SFAS No. 123. Such expense was $479,620 in 1998, $190,001 in 1997 and none during 1996. Additional option expense of $1,110,904 was recorded in 1998 in connection with the EyeSys acquisition. That amount is included in merger related and integration costs in the accompanying consolidated statement of operations. FASB Statement No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income
(loss) and net income (loss) per share using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options granted have been estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                1998       1997
                                              --------   --------
   Risk free interest rate.................       6.0%       6.0%
   Stock volatility factor.................       0.64       0.58
   Weighted average expected option life...     4 years    4 years
   Expected dividend yield.................          0%         0%

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's compensation expense used in determining the pro forma information ($1,947,458, $974,469, and $367,490 for fiscal years 1998, 1997 and 1996, respectively) may not be indicative of such expense in future periods as the 1997 and 1996 amounts are based only on option grants after December 15, 1994. Proforma information is as follows:

                                            1998          1997           1996
                                        -----------    -----------    -----------
   Pro forma net loss.............      $(40,711,745)  $(6,947,826)   $(6,135,000)
   Pro forma net loss per share...      $      (3.56)  $     (1.19)   $     (1.35)


   A summary of the Company's stock option activity, and related information for the years ended March 31 follows (excluding option grants that are subject to shareholder approval):

                                                      1998                       1997                      1996
                                             -----------------------   ------------------------   -----------------------
                                                           WEIGHTED-                  WEIGHTED-                 WEIGHTED-
                                                           AVERAGE                    AVERAGE                   AVERAGE
                                                           EXERCISE                   EXERCISE                  EXERCISE
                                              OPTIONS       PRICE       OPTIONS        PRICE       OPTIONS       PRICE
                                             ---------     ---------   ---------      ---------   ---------     ---------
Outstanding--beginning of year..........     2,308,049        5.51     1,423,949       $ 5.58       788,157      $6.14
Granted.................................     1,899,500        9.22     1,042,756         6.16       704,700       4.89
Exercised...............................      (395,271)       6.20        (1,899)        1.00        (1,722)      1.00
Forfeited...............................      (325,609)       8.40      (156,757)       10.53       (67,186)      4.96
                                             ---------     ---------   ---------       ------     ---------      -----
Outstanding--end of year................     3,486,669        6.84     2,308,049         5.51     1,423,949       5.58
                                             =========     =========   =========       ======     =========      =====
Exercisable at end of year..............     1,707,502        6.33       775,629         5.18       782,999       6.15
Weighted-average fair value of options
     granted during the year............                     $4.73                     $ 2.98                    $2.46
                                                             =====                     ======                    =====

                          Premier Laser Systems, Inc.

Stock Options (Continued)

The weighted average remaining contractual life of options as of March 31, 1998 was as follows:

                                                                   Outstanding                          Exercisable
                                                     --------------------------------------     ----------------------------
                                                     Weighted-Average                                              Weighted-
                                     Number of         Remaining              Weighted                             Average
                                     Shares          Contractual Life      Average Exercise        Shares          Exercise
Range of Exercise Prices            Outstanding          (years)                Price            Exercisable        Price
------------------------            -----------      ----------------      ----------------      -----------       ---------
$1.00.......................           26,038              5                    $1.00               26,038           $1.00
$4.50 - $8.85...............        2,415,971              8                     5.87            1,323,971            5.31
Greater than $10.00.........        1,044,660              9                    10.24              357,493           10.53

Class E-1 and Class E-2 Common Stock

     The Company's Class E-1 and Class E-2 common stock is held in escrow, is not transferable, can be voted and will be converted into Class A common stock only upon the occurrence of specified events. All of the Class E-1 common stock will be automatically converted into Class A common stock in the event that the Company's net income before provision for income taxes, as defined, exceeds certain amounts. These amounts were originally $8,425,000 and $9,900,000 for the fiscal years ending March 31, 1999 and 2000, respectively, but these amounts will be increased in future fiscal years in proportion to increases in the weighted average number of shares of common stock outstanding (as defined) in the relevant year, as compared to the number of shares outstanding immediately after the Company's initial public offering. In addition, the Class E-1 common stock will be converted if the closing price, as defined, of the Company's Class A common stock shall average in excess of $19.25 for any 30 consecutive trading days during the period May 1, 1996 to November 30, 1997. If none of the above events occur, the Class E-1 common stock will be canceled on June 30, 2000. All of the Class E-2 common stock will be automatically converted into Class A common stock in the event that: (1) the Company's net income before provision for income taxes, as defined, amounts to at least $14,750,000, $20,475,000 or $26,750,000 for the years ending March 31, 1998 through 2000, respectively, (which amounts shall be adjusted in the same manner as those for the Class E-1 common stock) or (2) the closing price, as defined, of the Company's Class A common stock shall average in excess of $24.00 for any 30 consecutive trading days during the period May 1, 1996 to November 30, 1997. If none of the above events occur, the Class E-2 common stock will be canceled on June 30, 2000.

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

9.   Employee Benefit Plan

     The Company adopted a Defined Contribution 401(k) Profit Sharing Plan, effective January 1, 1997 covering substantially all of its employees. The Plan permits eligible employees to contribute a portion of their compensation to the Plan, on a tax deferred basis. The Company may make matching contributions, in amounts determined by the Company's Board of Directors. The Company's contributions are in the form of shares of the Company's common stock. During 1997, no amounts were contributed by the Company to the Plan. For 1998, 3,752 shares have been approved for contribution by the Company.

10. Subsequent Event

Premier entered into a Stock Purchase Agreement, dated February 25, 1998, pursuant to which it agreed, subject to certain conditions, to commence an exchange offer to acquire all of the outstanding common stock of OIS not owned by Premier. This Stock Purchase Agreement was terminated as of August 21, 1998. In connection with this termination, Premier may be liable to pay OIS a $500,000 break-up fee, which could be satisfied by the reduction of indebtedness of OIS to Premier which arose after March 31, 1998. In addition, in purchasing 51% of OIS' outstanding stock, Premier entered into an agreement with one of OIS' selling shareholders which contemplates that Premier's purchase of approximately 10% of OIS' outstanding shares will be rescinded if Premier does not complete the exchange offer. If the rescission is implemented, Premier will own less than a majority of the outstanding shares of OIS and would no longer include the financial performance of OIS on a consolidated basis. In addition, as part of the rescission, Premier would receive approximately $730,000 in cash. The parties are currently negotiating various issues relating to the termination of the Purchase Agreement and their future business relationship.

The consolidated balance sheet at March 31, 1998 includes current assets of $1,897,000, total assets of $2,348,000, current liabilities of $3,320,000 and accumulated deficit of $369,000, as a result of consolidating the assets and liabilities of OIS. The consolidated statement of operations for the year ended March 31, 1998, includes sales of $356,000 and net loss of $369,000 as a result of consolidating the operations of OIS for the portion of the year for which Premier owned a controlling interest in OIS.

                 Schedule II--Valuation and Qualifying Accounts
             Years ended March 31, 1998, 1997 (Restated) and 1996



                                         Balance at                  Deductions/                  Balance
                                          beginning                  Recoveries                  at end of
Description                               of period    Additions   and Write-offs     Other*       period
-----------                              -----------   ---------   ---------------   ---------   ----------
1998
    Allowance for doubtful accounts
      receivable......................    $  613,263    $385,407        $(149,801)    $375,976   $1,224,845
    Inventory reserves................     1,203,324   5,704,455               --    1,781,000    8,688,779

1997
    Allowance for doubtful accounts
      receivable......................    $  154,677    $403,515        $(119,054)    $174,125   $  613,263
    Inventory reserves................       950,325     252,999               --           --    1,203,324

1996
    Allowance for doubtful accounts
      receivable......................    $  306,428    $254,962        $(406,713)    $     --   $  154,677
    Inventory reserves................       699,269     838,968         (587,912)          --      950,325

--------------------------

*   Allowance amounts added in connection with business acquisitions.

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

                                   PART III

Item 10.  Directors and Officers of the Registrant.

     The directors and executive officers of the Company and their ages as of March 31, 1998 are as follows:

          Name              Age                        Position
          ----              ---                        --------
Colette Cozean, Ph.D.....    40   Chairman of the Board, Chief Executive Officer,
                                  President and Director

T. Daniel Caruso, Jr.....    55   Executive Vice President, Mergers and Acquisitions

Michael L. Hiebert (1)...    35   Vice President, Finance and Chief Financial Officer

Tom Hazen................    56   Executive Vice President, Operations

J. Randy Alexander (2)...    53   Executive Vice President, Strategic Business

Judith A. McCall.........    57   Vice President, Human Resources, Administration and
                                  Special Projects and Secretary

Jeffrey A. Anderson......    31   Vice President, Regulatory Affairs and Quality Assurance

Patrick J. Day...........    71   Director (3)

Grace Ching-Hsin Lin.....    48   Director (3)(4)

G. Lynn Powell, D.D.S....    57   Director (4)

E. Donald Shapiro........    66   Director (3)(4)

____________________
(1) Subsequent to March 31, 1998, Mr. Hiebert resigned as Vice President, Finance and Chief Financial Officer.
(2) Subsequent to March 31, 1998, Mr. Alexander's employment with the Company was terminated.
(3)  Member of the Audit Committee.
(4)  Member of the Compensation Committee.

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

     T. Daniel Caruso, Jr. was appointed to the office of Executive Vice President, Mergers and Acquisitions in April 1998. Prior to such time, Mr. Caruso served as Senior Vice President of Sales and Marketing and from July 1992 to May 1996 served as Vice President, Sales and Marketing.

     Michael L. Hiebert has been the Company's Vice President, Finance and Chief Financial Officer since November 1996. Prior to joining the Company, Mr. Hiebert was the controller and director of management information systems and business analysis of Urethane Technologies, Inc., a plastics manufacturer, which position he held from 1994 to 1996. From 1992 to 1994, Mr. Hiebert was Vice President, Finance and Administration of Active Organics, Inc., a cosmetics manufacturer, and from 1987 to 1992 he was an accounting manager with the general engineering firm of C. A. Rasmussen, Inc.

     Tom Hazen has been the Executive Vice President, Operations of the Company since October 1997. Prior to joining the Company and since 1992, Mr. Hazen served as Vice President of Operations of Imagyn Medical, Inc. In addition, Mr. Hazen has served in various executive offices with several companies in the medical field specializing in product development and manufacturing. Such positions include Vice President Operations at MICA Technology Services in Buffalo Grove, Illinois and President and Chief Executive Officer of California based Dolphin Imaging Systems. Mr. Hazen received a BSME degree from the University of Arizona and an MBA from UCLA.

     J. Randy Alexander joined the Company in February 1998 as the Executive Vice President, Strategic Business. Since 1989 and prior to joining the Company, Mr. Alexander served in various positions with Chiron Vision, including Vice President of Sales and Marketing, President of U.S. Operations and Senior Vice President of Business and Technology Development. Mr. Alexander holds a M.S. in Biological Sciences and a B.S. in Biological Sciences from Marshall University in West Virginia.

     Judith A. McCall has been with the Company since April 1993 and became Vice President, Human Resources, Administration and Special Projects and Secretary in January 1998. For the past three years, Ms. McCall has headed the Company's human resources department. Prior to joining the Company, Ms. McCall held various senior operations and administrative positions with firms in Southern California and served as Director of Training and Development for API Security. Ms. McCall received a M.A. in Marriage, Family and Child Psychology from Azusa Pacific College in Azusa, California and a B.A. in Christian Education from St. Andrews Presbyterian College in Laurinburg, North Carolina.

     Jeffrey A. Anderson has been Vice President, Regulatory Affairs and Quality Assurance since September 1997 when he joined the Company. Prior to such time and since November 1995, Mr. Anderson had served as Regulatory Affairs Manager of Medtronic. From December 1993 to November 1995, Mr. Anderson served as Regulatory Affairs Specialist of Sybron Dental Specialties and from December 1991 to December 1993, he served as Regulatory Affairs/Quality Assurance Manager of Laser Medical Technology, Inc. Mr. Anderson received a B.S. in Physics from California State University Fullerton.

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

     E. Donald Shapiro joined the Board of Directors in August 1994. Since 1983, Mr. Shapiro has served as the Joseph Solomon Distinguished Professor of Law at New York Law School where he served as both Dean and Professor of Law from 1973 to 1983. He is Supernumerary Fellow of St. Cross College at Oxford University, England. Mr. Shapiro received a J.D. degree at Harvard Law School. He currently serves on the Boards of Directors for several public companies including Loral Space and Communications, Ltd., Eyecare Products PLC, Kranzco Realty Trust, Group Health Incorporated, Vasomedical Corporation, MacroChem Corporation, United Industrial, Telepad, Inc. and Food Entertainment, Inc. He also serves on the Board of Directors of Bank Leumi NY. Mr. Shapiro is special counsel to the law firm of Herzfeld and Rubin, which firm is representing the Company in the Fiber Litigation described above under "Business--Legal Proceedings." Mr. Shapiro is not a partner of such firm and receives no compensation calculated by reference to such firm's profits.

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

     During the most recent fiscal year ended March 31, 1998, Jeffrey A. Anderson, J. Randy Alexander and Judith A. McCall, each an executive officer of the Company, failed to file on a timely basis an Initial Statement of Beneficial Ownership of Securities on Form 3. During the fiscal year ended March 31, 1998, Tom Hazen, also an executive officer of the Company, and Patrick J. Day, a director of the Company, failed to file on a timely basis a Statement of Changes of Beneficial Ownership on Form 4.

     During the fiscal year ended March 31, 1997, G. Lynn Powell, D.D.S., a director of the Company failed to file on a timely basis an Initial Statement of Beneficial Ownership of Securities on Form 3.

     All of the delinquent forms referred to above were subsequently filed except the Form 4 of Mr. Day, which is expected to be filed within seven days of the date of this report.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two (2) fiscal years ended March 31, 1997 and 1998, all other Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation.

Summary Compensation Table

     The following table sets forth information concerning compensation paid to the Company's Chief Executive Officer and each other executive officer of the Company who received an annual salary and bonus of more than $100,000 for services rendered to the Company during the fiscal year ended March 31, 1998.

                                                                           Long-term
                                                                       Compensation Awards
                                            Annual Compensation/(1)/   -------------------
                                   Fiscal   ------------------------       Securities        All Other
  Name and Principal Position       Year      Salary        Bonus      Underlying Options   Compensation
  ---------------------------      ------   -----------   ----------   -------------------  ------------

Colette Cozean, Ph.D, President,    1998      $165,000     $100,000         1,000,000       $16,704/(2)/
   Chief Executive Officer and      1997      $151,064         --             217,500       $32,300/(3)/
   Director of Research             1996      $112,000         --             140,000       $19,800/(4)/

T. Daniel Caruso, Jr.               1998      $114,000     $ 14,500               -0-       $    --
   Senior Vice President,           1997      $105,625     $ 10,000           109,500       $    --
   Sales and Marketing              1996      $ 90,625     $ 10,000            95,000       $    --

_____________________

(1) Excludes perquisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which in the aggregate, for each of the named persons did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person. The Company has agreed to enter into Termination Agreements with the above executive officers which will provide, when executed, that in the event of a termination of employment following a change in control of the Company, as defined in such agreement, the named executive officer will receive (i) a lump sum cash payment equal to two times the highest annual level of total cash compensation paid to that officer during the three (3) calendar years prior to the termination; (ii) immediate vesting of all previously granted stock options; and (iii) continuing health benefits for a period of twenty-four
     (24) months. The Company has also entered into Employment Agreements with each of the named persons which provide for two to four (4) months of severance benefits upon their termination of employment. Based upon salary levels as of March 31, 1998, such severance benefits range from approximately $36,668 to $55,000 for each of the named persons.
(2) Represents the full amount of premiums paid by the Company ($5,000) for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance of $11,704.
(3) Represents the full amount of premiums paid by the Company ($27,500) for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance of $4,800.
(4) Represents the full amount of premiums paid by the Company ($15,000) for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance for Dr. Cozean ($4,800).

Options Granted in Last Fiscal Year

     The following table sets forth certain information concerning stock options granted to the named executive officers during the fiscal year ended March 31, 1998. This information includes hypothetical potential gains from stock options granted in fiscal 1998. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of the Company's Common Stock price over the 10 year life of the stock options granted in 1998. These assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects.

                                                                                                Potential Realizable Value
                              Number of         Percent of                                        at Assumed Annual Rates
                              Shares of        Total Options                                    of Stock Price Appreciation
                            Common Stock        Granted to        Exercise or                         for Option Term
                             Underlying      Employees During      Base Price     Expiration   ----------------------------
          Name             Options Granted      Fiscal Year      Per Share/(1)/      Date          5%($)          10%($)
------------------------   ---------------   -----------------   --------------   ----------   ------------   --------------
Colette Cozean, Ph.D.       1,000,000/(2)/          57%              $7.979          2,008       $618,213       $1,027,613

T. Daniel Caruso, Jr.                    0           0%                 --             --        $    --        $      --

____________________

(1) The options were granted at an exercise price at least equal to the fair market value of the Class A Common Stock on the date of grant. The exercise price may be paid by delivery of cash or already owned shares, subject to certain conditions.
(2) Such options vest in five equal annual installments commencing March 31, 1998.

Aggregated Option Exercises and Fiscal Year End Option Values

     The following table sets forth certain information regarding stock options exercised by the named executive officers during the fiscal year ended March 31, 1998, as well as the number of exercisable and unexercisable in-the-money stock options and their values at fiscal year-end. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option.

                                                            Number of             Value of Unexercised
                                                       Unexercised Options        In-the-Money Options
                             Shares                     at March 31, 1998        at March 31, 1998/(1)/
                            Acquired      Value     -------------------------   -------------------------
                           on Exercise   Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
                           -----------   --------   -------------------------   -------------------------
Colette Cozean, Ph.D.           0           $0        341,730     1,374,420          $0          $0

T. Daniel Caruso, Jr.           0           $0         37,530       179,500          $0          $0

____________________

(1) Represents the Nasdaq closing price of underlying securities at fiscal year end, minus the exercise price of the options.

Director Compensation

     All directors are elected annually and hold office until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified. The Company pays to all nonemployee directors $1,000 per Board meeting attended, $1,000 per committee meeting attended which is not in conjunction with a Board meeting, $500 per committee meeting attended in conjunction with a Board meeting, and $500 per telephonic Board or committee meeting. Directors are also reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees.
Mr. Shapiro also receives a fee of $3,000 per month as compensation for additional consulting services relating to the Company's pending litigation matter and to new business issues. During the fiscal year ended March 31, 1998, Dr. Powell received a cash bonus of $15,000 for his efforts in obtaining FDA clearance for hard tissue applications.

     The Company may also periodically award options or warrants to its directors, under its existing stock option plans and otherwise. The Company's outstanding Stock Option Plans include: (i) the 1995 Stock Option Plan which provides for the granting of "incentive stock options," within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options"), and nonstatutory options; (ii) the 1996 Stock Option Plan which also provides for the granting of Incentive Stock Options and nonstatutory stock options; (iii) the February 1996 Stock Option Plan which provides for the granting of nonstatutory stock options; (iv) the 1997 Stock Option Plan, which provides for the granting of nonstatutory stock options; and (v) the 1998 Stock Option Plan, described below.

     The Company's 1998 Stock Option Plan (the "1998 Plan") authorizes the Company to grant options to purchase shares of the Company's Class A Common Stock, no par value, to selected officers, directors (including non-employee directors), key employees and other providers of service to the Company, with the aggregate number of shares to be delivered upon exercise not to exceed 1,500,000. The 1998 Plan terminates in January 2008. Options granted under the 1998 plan will have a term not to exceed ten (10) years and an exercise price in an amount determined by the committee administering the Plan. The plan is subject to shareholder approval.

     In fiscal 1998, the Company issued options to purchase the following numbers of shares to its directors: (i) Colette Cozean - 1,000,000 shares vesting over 5 years; (ii) Patrick J. Day, Grace Ching - Hsin Lin, G. Lynn Powell, and E. Donald Shapiro - 40,000 shares each vesting over 4 years. All of such options have an exercise price of $7.98, per share, the fair market value of the Company's Common Stock on the date of grant. In addition to the above, Mr. Shapiro and Dr. Powell were each granted options to purchase 30,000 shares at $10.31 per share vesting over 3 years in connection with services rendered by them to the Company. All of the above options have a term of ten years.

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

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended March 31, 1998, the members of the Compensation Committee were Grace Ching-Hsin Lin, G. Lynn Powell, D.D.S. and E. Donald Shapiro, all of whom are non-employee directors of the Company. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

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

     The annual compensation has been considered for the executive officers, including Dr. Colette Cozean, the Company's President and Chief Executive Officer, including base salaries, coupled with stock options and other incentives. Base salaries are the fixed component of the executive officers' compensation package. Salaries are set and adjusted based upon competitive standards and individual performance. This year the Company also engaged Ernst & Young, LLP to perform a survey of compensation packages for Chief Executive Officers of comparable companies.

     The award of any bonuses is based upon the performance of the Company during the prior year as set forth in the Company's audited financial statements, and the contribution of each individual executive officer to the Company's performance. Among the factors (the "Performance Factors") which the Committee has established to assess the Company's overall performance are: the Company's performance against budget and targets for sales, expenses and revenue, and the successful implementation of both short and long-term corporate strategies for enhancing shareholder value (e.g. strategic acquisitions, divestitures, facilities expansion, productivity, improvements, etc.) and product development along with technical advances as well as new patents.

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

     The Committee has reviewed the fiscal 1998 base salaries of each of the executive officers and is of the opinion that such salaries are not at all unreasonable in view of those paid by the Company's competitors of a similar size. The Committee also reviewed the stock options awarded in fiscal 1998 and is of the opinion that the option awards are reasonable in view of the officers' individual performance and positions with the Company.

     In February 1998 the Committee reviewed Dr. Cozean's base salary for 1998, and concluded that her salary is not unreasonable in view of those paid to Chief
Executive Officers of the Company's competitors of similar size.   Dr. Cozean
was paid a cash bonus of $100,000 for 1998, in view of her contribution towards the Company's receipt of FDA clearance for the use of a laser in hard tissue procedures and other milestones achieved by the Company which were reported to the Committee. Dr. Cozean also received options for the purchase of 1,000,000 shares of the Company's common stock all at prices equaling the Company's then current trading price, subject to a five (5) year vesting schedule, for her past and anticipated future services to the Company, which the Committee believes to be reasonable and appropriate in light of her individual performance.

COMPENSATION COMMITTEE:

E. Donald Shapiro
Grace Ching-Hsin Lin
G. Lynn Powell, D.D.S.

Performance Graph

     Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Class A Common Stock, based on its market price, with the cumulative total return of companies on the Nasdaq Stock Market (U.S. common stocks) and the Surgical and Medical Instruments Index, assuming reinvestment of dividends, for the period beginning December 1, 1994 through the Company's fiscal year ended March 31, 1998. The Company's Class A Common Stock was initially offered to the public on November 30, 1994. This graph assumes that the value of the investment in the Company's Class A Common Stock and each of the comparison groups was $100 on December 1, 1994.




                            EDGAR REPRESENTATION OF
                              DATA POINTS USED IN
                                PRINTED GRAPHIC


                                       11/30/94    3/31/95    3/29/96    3/31/97    3/31/98
                                      ---------   --------   --------   --------   --------
Premier Laser Systems, Inc.........     $100.00    $ 80.00    $172.50    $110.00    $210.00
Surgical and Medical Instruments...     $100.00    $119.05    $186.74    $190.53    $262.85
Nasdaq Market Index................     $100.00    $103.04    $138.60    $155.06    $234.33

     In the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, the Company compared the cumulative total shareholder return on its Common Stock to the Hambrecht & Quist Technology Index, instead of the Surgical and Medical Instruments Index, as used this year. The Hambrecht & Quist Technology Index was unavailable to the Company for purposes of this report.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth certain information as of March 31, 1998, regarding the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. The following table treats the Common Stock, the Class E-1 Common Stock and the Class E-2 Common Stock as a single class.

                                               Amount and Nature of    Percent of
Name and Address of Beneficial Owner/(1)/      Beneficial Ownership   Common Stock
--------------------------------------------   --------------------   -------------
Colette Cozean, Ph.D./(2)/..................                625,685            4.2%
Patrick J. Day/(3)/.........................                257,981            1.7%
E. Donald Shapiro/(4)/......................                 50,000             *
Grace Ching-Hsin Lin/(5)/...................                 72,801             *
T. Daniel Caruso, Jr./(6)/..................                169,552            1.1%
Michael L. Hiebert/(7)/.....................                 36,000             *
G. Lynn Powell, D.D.S./(8)/.................                 41,501             *
Tom Hazen...................................                      0              0%
J. Randy Alexander..........................                      0              0%
Jeffrey A. Anderson.........................                      0              0%
Judith A. McCall/(9)/.......................                 30,532             *
All directors and executive officers as a
 group (11 persons)/(10)/...................              1,283,982            8.6%

____________________
*    Less than 1%.
(1) The address of each of Dr. Cozean, Ms. Lin, Ms. McCall, and Messrs. Day, Caruso, Hiebert, Powell, Hazen, Alexander, Anderson and Shapiro is 3 Morgan, Irvine, California 92618. Unless otherwise noted, the Company believes that all persons named in the table have sole investment and voting power with respect to all shares of Class A Common Stock beneficially owned by such person, such shares, subject to community property laws where applicable.
(2) Includes 49,144 shares of Class A Common Stock, 43,514 shares of Class E-1 Common Stock and 43,514 shares of Class E-2 Common Stock held by Dr. Cozean and 1,594 shares of Class A Common Stock, 1,412 shares of Class E-1 Common Stock and 1,412 shares of Class E-2 Common Stock held by Dr. Cozean as custodian for her two minor children. Also includes 485,095 shares of Class A Common Stock subject to options exercisable within sixty (60) days.
(3) Includes 49,263 shares of Class A Common Stock, 48,047 shares of Class E-1 Common Stock and 48,047 shares of Class E-2 Common Stock. Also includes 78,992 shares of Class A Common Stock, 16,816 shares of Class E-1 Common Stock and 16,816 shares of Class E-2 Common Stock subject to warrants and options exercisable within sixty (60) days.
(4) Includes 50,000 shares of Class A Common Stock subject to warrants and options exercisable within sixty (60) days.
(5) Includes 6,330 shares of Class A Common Stock, 5,605 shares of Class E-1 Common Stock and 5,605 shares of Class E-2 Common Stock held by Linco Investments, a limited partnership in which Ms. Lin's husband serves as a general partner, and 1,899 shares of Class A Common Stock, 1,681 shares of Class E-1 Common Stock and 1,681 shares of Class E-2 Common Stock held by the pension plan for Ms. Lin's husband. Also includes 50,000 shares of Class A Common Stock subject to warrants exercisable within sixty (60) days.
(6) Includes 13,722 shares of Common Stock, 12,150 shares of Class E-1 Common Stock and 12,150 shares of Class E-2 Common Stock. Also includes 123,522 shares of Class A Common Stock, 4,004 shares of Class E-1 Common Stock and 4,004 shares of Class E-2 Common Stock subject to options exercisable within sixty (60) days.
(7) Includes 36,000 shares of Class A Common Stock subject to warrants and options exercisable within sixty (60) days.
(8) Consists of 41,501 shares of Class A Common Stock subject to warrants and options exercisable within sixty (60) days.
(9) Consists of 30,532 shares of Class A Common Stock subject to options exercisable within sixty (60) days.
(10) Includes 121,952 shares of Class A Common Stock, 112,409 shares of Class E-1 Common Stock and 112,409 shares of Class E-2 Common Stock. Also includes 895,572 shares of Class A Common Stock, 4,004 shares of Class E-1 Common Stock and 4,004 shares of Class E-2 Common Stock subject to warrants and options exercisable within sixty (60) days.

Item 13.  Certain Relationships and Related Transactions.

     On February 21, 1998, the Board of Directors of the Company extended the terms of two warrants which it had previously granted to Patrick Day, a director of the Company, as follows.

     Prior to the Company's initial public offering in 1994, the Company issued to Mr. Day a warrant to purchase 9,044 shares of Class A Common Stock, 8,008 shares of Class E-1 Common Stock and 8,008 shares of Class E-2 Common Stock at an aggregate exercise price of $100,000. Such warrant initially provided for an expiration date of August 7, 1996. The Board extended the expiration of this warrant on May 20, 1996 until March 31, 1997, again on February 21, 1997 until March 31, 1998, and again in February 1998 until August 7, 2000.

     The Company has also previously granted to Mr. Day another warrant to purchase 9,948 shares of Class A Common Stock, 8,808 shares of Class E-1 Common Stock and 8,808 shares of Class E-2 Common Stock at an aggregate exercise price of $9,948. This warrant initially provided for an expiration date of April 26, 1998. In February 1998, the Board extended the term of such warrant for an additional two years expiring on April 26, 2000.

     Neither the Company nor any of its directors, nominees, executive officers or beneficial owners of more than five percent of the outstanding Common Stock, or any immediate family member of the foregoing, are, or during fiscal 1998 at any time, were, or are proposed to be, parties to, or have a direct or indirect material interest in, any relationships or transactions, or series of related transactions, described in Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                             Page in
                                                                                          Annual Report
                                                                                         on Form 10-K/A
                                                                                         --------------
     (a)  The following documents are filed as part of this Annual Report on
          Form 10-K/A.

          (1)  Report of Haskell & White LLP, Independent Auditors...................43
               Report of Price Waterhouse LLP, Independent Accountants...............44

               Consolidated Balance Sheets at March 31, 1998 and 1997 (restated).....45

               Consolidated Statements of Operations for the Years Ended March
               31, 1998, 1997 (restated) and 1996....................................46

               Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997 (restated) and 1996........................47

               Consolidated Statements of Cash Flows for the Years Ended March
               31, 1998, 1997 (restated) and 1996....................................48

               Notes to Consolidated Financial Statements............................49

          (2)  Financial Statements Schedules

               Schedule II-Valuation and Qualifying Accounts for the Years Ended
               March 1998, 1997 and 1996.............................................63

               Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

          (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K).....74

Exhibits
--------

 2.1 Agreement and Plan of Merger dated as of April 24, 1997 among Premier Laser Systems, Inc., EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, Registration No. 33-29573).

 2.2 First Amendment to Agreement and Plan of Merger dated as of August 6, 1997, among Premier Laser Systems, Inc., EyeSys Technologies, Inc. and Premier Acquisition of Delaware,

Exhibit
-------

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

 2.4 Stock Purchase Agreement dated February 25, 1998 between Premier Laser Systems, Inc., and Ophthalmic Imaging Systems (incorporated herein by this reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 2.5 Purchase Agreement dated February 25, 1998 between Registrant and Mark S Blumenkranz, M.D. and Recia Blumenkranz, M.D. (incorporated herein by this reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

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

 3.1 Amended and Restated Articles of Incorporation filed with the California Secretary of State on November 23, 1994. (incorporated herein by this reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1994).

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

Exhibit
-------

 10.4 Form of International Distribution Agreement (incorporated herein by this reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.5 Letter of Intent between the Company and Richard Leaderman, D.D.S., together with related Patent Assignments as filed in the U.S. Patent and Trademark Office on February 22, 1994 (incorporated herein by this reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 +10.6 Exclusive Marketing Agreement dated July 26, 1994 between the Company,
       Proclosure, Inc. and Nippon Shoji Kaisha, Ltd. (incorporated herein by this reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.7 Form of Indemnification Agreement (incorporated herein by this reference to Exhibit 10.23 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.8 Purchase/Supply Agreement dated January 13, 1987 between Infrared Fiber Systems, Inc. and Pfizer Hospital Products Group, Inc., as amended (incorporated herein by this reference to Exhibit 10.26 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.9 Form of Warrant Agreement (including form of Class B Warrant Certificates) (incorporated herein by this reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.10 Form of Underwriter's Unit Purchase Option (incorporated herein by this reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.11 1992 Stock Option Plan, together with form of Nonstatutory Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.12 Employee Bonus Stock Plan, together with form of Bonus Stock Agreement (incorporated herein by this reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.13 Assignment and Modification Agreement dated July 26, 1991, among the Registrant, Pfizer Hospital Products Group and Medical Laser Technologies Limited (incorporated herein by this reference to Exhibit 10.4 of the Registrant's Registration Statement on Form SB-2, Registration Number 33-83984).

 10.14 Letter Agreement dated October 13, 1987 between Pfizer Laser Systems, Inc. and Duke University, together with patent assignment as filed in the U.S. Patent and Trademark Office on October 23, 1993 (incorporated herein by this reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2, Registration Number 33-83984).

 10.15 Industrial Lease dated December 6, 1995 between the Registrant and
       Irvine Company (incorporated herein by this reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

Exhibit
-------

 10.16 Use and Cost Sharing Agreement dated December 1, 1995 between the Registrant and Biopsys Medical, Inc. (incorporated herein by this reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.17 Exclusive Licensing Agreement dated June 1, 1992 between the Registrant and Quentin M. Murphy, D.D.S. (incorporated herein by this reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.18 Broker Agreement dated March 13, 1996 among the Registrant, First National Marketing Services, Inc. and William F. Sullivan (incorporated herein by this reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.19 Form of Consulting Agreement (incorporated herein by this reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.20 Form of Termination Agreement between the Registrant and certain of the Registrant's Executive Officers (incorporated herein by this reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.21 1995 Employee Stock Option Plan, together with form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

 10.22 February 1996 Stock Option Plan (incorporated herein by this reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.23 1996 Stock Option Plan (incorporated herein by this reference to Exhibit
       10.36 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.24 Loan Agreement dated September 24, 1997 between EyeSys Technologies, Inc. and Silicon Valley Bank together with Schedule to Loan Agreement dated September 30, 1997.*

 10.25 Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.38 to the Registrant's Registration Statement on Form SB-2 Registration No. 333-04219).

 10.26 Registration Rights Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit
       10.39 to the Registrant's Registration Statement on Form SB-2 Registration No. 333-04219).

 10.27 Antidilution Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit
       10.40 to the Registrant's Registration Statement on Form SB-2 Registration No. 333-04219).

 10.28 Joint Venture Agreement dated January 31, 1997 between the Registrant, RSS, LLC and Data.Site (incorporated herein by this reference to Exhibit
       10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

 10.29 Operating Agreement of Data.Site dated January 31, 1997 (incorporated herein by this reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

Exhibit
-------

 10.30 Agreement and Plan of Merger dated April 24, 1997 between the Registrant, Premier Acquisition of Delaware, Inc. and Eyesys Technologies, Inc. (incorporated herein by this reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

 10.31 Loan Agreement dated September 24, 1997 between Silicon Valley Bank and EyeSys Technologies, Inc. (incorporated herein by this reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 1997, as amended by Amendment filed November 26, 1997).

 10.32 Third Party Security Agreement dated September 24, 1997, between Silicon Valley Bank and Premier Laser Systems, Inc. (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 1997, as amended by Amendment filed November 26,
       1997).

 10.33 1997 Stock Option Plan, together with form of Nonqualified Stock Option Agreement.*

 10.34 1998 Stock Option Plan, together with form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement.*

 16 Letter dated June 11, 1998, from Ernest & Young, LLP (incorporated herein by this reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed June 1, 1998, as amended June 15, 1998).

 21    Subsidiaries.

 27    Financial Data Schedule.*

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

 99.5 Registration Rights Agreement dated February 25, 1998 issued by Premier and Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.6 Class C Warrant dated February 25, 1998 issued by Registrant to Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

Exhibit
-------

 99.7 Class D Warrant dated February 25, 1998 issued by Registrant to Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.10 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.8 Registration Rights Agreement dated February 25, 1998 issued by Registrant to Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.11 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

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

 99.12 Consent to Transfer of Warrant dated February 25, 1998 issued by Ophthalmic and Premier (OIS transaction) (incorporated herein by this reference to Exhibit 99.16 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.13 Warrant Agreement dated November 31, 1995 between Ophthalmic and J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.17 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.14 Registration Rights Agreement dated February 25, 1998 between Premier and J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.18 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

+99.15 Agreement dated July 23, 1997 between Nidek Co., Ltd. and Eyesys
       Technologies, Inc. (incorporated herein by this reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-4 Registration No. 333-29573).

+99.16 Exclusive Distribution Agreement dated June 2, 1997 between Eyesys
       Technologies, Inc. and Marco Ophthalmic Inc. (incorporated herein by this reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-4 Registration No. 333-29573).

_____________________
*   Filed herewith.
** Confidential treatment has been requested with respect to certain portions of this Exhibit.
+ Confidential treatment has been granted with respect to portions of this Exhibit.

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

                              PREMIER LASER SYSTEMS, INC.


                              By:/s/ COLETTE COZEAN
                                 -----------------------------------------
                                 Colette Cozean, Ph.D.,
                                 Chief Executive Officer and President

                                 EXHIBIT INDEX
                                 -------------

Exhibit
-------

 2.1 Agreement and Plan of Merger dated as of April 24, 1997 among Premier Laser Systems, Inc., EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit
          2.1 to the Registrant's Registration Statement on Form S-4, Registration No. 33-29573).

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

 2.4 Stock Purchase Agreement dated February 25, 1998 between Premier Laser Systems, Inc., and Ophthalmic Imaging Systems (incorporated herein by this reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 2.5 Purchase Agreement dated February 25, 1998 between Registrant and Mark S Blumenkranz, M.D. and Recia Blumenkranz, M.D. (incorporated herein by this reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

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

 3.1 Amended and Restated Articles of Incorporation filed with the California Secretary of State on November 23, 1994. (incorporated herein by this reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1994).

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

Exhibit
-------

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

 10.4 Form of International Distribution Agreement (incorporated herein by this reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.5 Letter of Intent between the Company and Richard Leaderman, D.D.S., together with related Patent Assignments as filed in the U.S. Patent and Trademark Office on February 22, 1994 (incorporated herein by this reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

+10.6 Exclusive Marketing Agreement dated July 26, 1994 between the Company, Proclosure, Inc. and Nippon Shoji Kaisha, Ltd. (incorporated herein by this reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.7 Form of Indemnification Agreement (incorporated herein by this reference to Exhibit 10.23 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.8 Purchase/Supply Agreement dated January 13, 1987 between Infrared Fiber Systems, Inc. and Pfizer Hospital Products Group, Inc., as amended (incorporated herein by this reference to Exhibit 10.26 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.9 Form of Warrant Agreement (including forms of Class B Warrant Certificates) (incorporated herein by this reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.10 Form of Underwriter's Unit Purchase Option (incorporated herein by this reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.11 1992 Stock Option Plan, together with form of Nonstatutory Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.12 Employee Bonus Stock Plan, together with form of Bonus Stock Agreement (incorporated herein by this reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

 10.13 Assignment and Modification Agreement dated July 26, 1991, among the Registrant, Pfizer Hospital Products Group and Medical Laser Technologies Limited (incorporated herein by this reference to Exhibit
          10.4 of the Registrant's Registration Statement on Form SB-2, Registration Number 33-83984).

 10.14 Letter agreement dated October 13, 1987 between Pfizer Laser Systems, Inc. and Duke University, together with patent assignment as filed in the U.S. Patent and Trademark Office on October 23, 1993 (incorporated herein by this reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2, Registration Number 33-83984).

Exhibit
-------

 10.15 Industrial Lease dated December 6, 1995 between the Registrant and Irvine Company (incorporated herein by this reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.16 Use and Cost Sharing Agreement dated December 1, 1995 between the Registrant and Biopsys Medical, Inc. (incorporated herein by this reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.17 Exclusive Licensing Agreement dated June 1, 1992 between the Registrant and Quentin M. Murphy, D.D.S. (incorporated herein by this reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.18 Broker Agreement dated March 13, 1996 among the Registrant, First National Marketing Services, Inc. and William F. Sullivan (incorporated herein by this reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.19 Form of Consulting Agreement (incorporated herein by this reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.20 Form of Termination Agreement between the Registrant and certain of the Registrant's Executive Officers (incorporated herein by this reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.21 1995 Employee Stock Option Plan, together with form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

 10.22 February 1996 Stock Option Plan (incorporated herein by this reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.23    1996 Stock Option Plan (incorporated herein by this reference to
          Exhibit 10.36 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

 10.24 Loan Agreement dated September 24, 1997 between EyeSys Technologies, Inc. and Silicon Valley Bank together with Schedule to Loan Agreement dated September 30, 1997.*

 10.25 Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.38 to the Registrant's Registration Statement on Form SB-2 Registration No. 333-04219).

 10.26 Registration Rights Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Registration Statement on Form SB-2 Registration No. 333-04219).

 10.27 Antidilution Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit
          10.40 to the Registrant's Registration Statement on Form SB-2 Registration No. 333-04219).

 10.28 Joint Venture Agreement dated January 31, 1997 between the Registrant, RSS, LLC and Data.Site (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

Exhibit
-------

 10.29 Operating Agreement of Data.Site dated January 31, 1997 (incorporated herein by this reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

 10.30 Agreement and Plan of Merger dated April 24, 1997 between the Registrant, Premier Acquisition of Delaware, Inc. and EyeSys Technologies, Inc. (incorporated herein by this reference to Exhibit
          10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

 10.31 Loan Agreement dated September 24, 1997 between Silicon Valley Bank and EyeSys Technologies, Inc. (incorporated herein by this reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 1997, as amended by Amendment filed November 26,
          1997).

 10.32 Third Party Security Agreement dated September 24, 1997, between Silicon Valley Bank and Premier Laser Systems, Inc. (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 14, 1997, as amended by Amendment filed November 26, 1997).

 10.33 1997 Stock Option Plan, together with form of Nonqualified Stock Option Agreement.*

 10.34    1998 Stock Option Plan.*

 16 Letter dated June 11, 1998 from Ernst & Young, LLP (incorporated herein by this reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed June 1, 1998, and as amended June 15, 1998).

 21       Subsidiaries.

 23.1     Consent of Haskell & White LLP.*

 27       Financial Data Schedule.*

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

 99.5 Registration Rights Agreement dated February 25, 1998 issued by Premier and Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.7 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

Exhibit
-------

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

 99.8 Registration Rights Agreement dated February 25, 1998 issued by Registrant to Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.11 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

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

 99.12 Consent to Transfer of Warrant dated February 25, 1998 issued by Ophthalmic and Premier (OIS transaction) (incorporated herein by this reference to Exhibit 99.16 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.13 Warrant Agreement dated November 31, 1995 between Ophthalmic and J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.17 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

 99.14 Registration Rights Agreement dated February 25, 1998 between Premier and J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.18 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

+99.15 Agreement dated July 23, 1997 between Nidek Co., Ltd. and Eyesys Technologies, Inc. (incorporated herein by this reference to Exhibit
          99.1 to the Registrant's Registration Statement on Form S-4 Registration No. 333-29573).

+99.16 Exclusive Distribution Agreement dated June 2, 1997 between Eyesys Technologies, Inc. and Marco Ophthalmic Inc. (incorporated herein by this reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-4 Registration No. 333-29573).

________________________
*   Filed herewith.
** Confidential treatment has been requested with respect to certain portions of this Exhibit.
+ Confidential treatment has been granted with respect to portions of this Exhibit.