Form 10-Q
period 1998-06-30
PREMIER LASER SYSTEMS INC
filed 1998-08-27
CIK 878543

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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
Yes [_]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 30, 1998):

                 Class A Common Stock:     14,866,182  Shares
                                           ----------
                 Class E-1 Common Stock:    1,257,499  Shares
                                           ----------
                 Class E-2 Common Stock:    1,257,499  Shares
                                           ----------

                             PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------



                               PREMIER LASER SYSTEMS, INC.

                          CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                      June 30,         March 31,
                                                                                        1998              1998
                                                                                   ---------------  ----------------
                                                                                     (Unaudited)
                             Assets
Current assets:
  Cash and cash equivalents                                                           $  2,971,336      $  9,722,514
  Short-term investments                                                                 6,748,916         9,666,918
  Restricted cash                                                                        2,150,000         2,150,000
  Accounts receivable, net of allowance for sales returns and doubtful accounts
    of $1,305,423 at June 30, 1998 and $1,169,164 at March 31, 1998                      3,046,205         4,952,892
  Inventories                                                                            7,361,300         4,482,698
  Prepaid expenses and other current assets                                              3,109,956         2,528,996
                                                                                      ------------      ------------
Total current assets                                                                    25,387,713        33,504,018
Property and equipment, net                                                              1,975,222         1,778,423
Intangibles, net                                                                        11,732,602        11,991,679
Other assets                                                                               378,397           434,300
                                                                                      ------------      ------------
Total assets                                                                          $ 39,473,934      $ 47,708,420
                                                                                      ============      ============

                    Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                                                                    $  3,418,692      $  5,510,692
  Line of credit                                                                         2,087,760         2,068,163
  Accrued compensation and related costs                                                   956,398           964,691
  Other current liabilities                                                              4,592,595         5,943,685
                                                                                      ------------      ------------
Total current liabilities                                                               11,055,445        14,487,231


Commitments and contingencies

Minority interest                                                                        1,560,170         1,764,736

Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares--8,850,000
     Issued and outstanding shares--none                                                         -                -
  Common stock, Class A, no par value:
     Authorized shares--35,600,000
     Issued and outstanding shares--14,866,182 at June 30, 1998
        and March 31, 1998                                                              83,693,799        83,546,913
  Common stock, Class E-1, no par value:
     Authorized shares--2,200,000
     Issued and outstanding shares--1,257,461 at June 30, 1998
        and March 31, 1998                                                               4,769,878         4,769,878
  Common stock, Class E-2, no par value:
     Authorized shares--2,200,000
     Issued and outstanding shares--1,257,460 at June 30, 1998
        and March 31, 1998                                                               4,769,878         4,769,878
  Warrants and options                                                                   1,723,842         1,723,842
  Accumulated deficit                                                                  (68,099,078)      (63,354,058)
                                                                                      ------------      ------------
Total shareholders' equity                                                              26,858,319        31,456,453
                                                                                      ------------      ------------
                                                                                      $ 39,473,934      $ 47,708,420
                                                                                      ============      ============

                    See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months Ended
                                                          June 30,
                                                  -----------------------
                                                     1998         1997
                                                 -----------   ----------
Net sales                                        $ 3,481,336   $2,105,447
Cost of sales                                      3,457,424    1,295,980
                                                 -----------   ----------

Gross profit (loss)                                   23,912      809,467

Selling and marketing expenses                     2,199,575      815,023
Research and development expenses                  1,189,041      513,499
General and administrative expenses                1,631,451      363,986
                                                 -----------   ----------
Loss from operations                              (4,996,155)    (883,041)
Minority interest in loss of consolidated
   subsidiary                                        204,566           -
Interest income (expense), net                        46,569      169,786
                                                 -----------   ----------

Net profit (loss)                                ($4,745,020)   ($713,255)
                                                 ===========   ==========

Income (loss) per share                               ($0.32)      ($0.08)
                                                 ===========   ==========

Shares used in the computation of net
   income (loss) per share                        14,845,557    8,749,508
                                                 ===========   ==========

           See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                                       June 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Operating Activities
Net loss                                                      $(4,745,020)  $  (713,255)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                 469,388       255,562
    Stock options issued to advisors and others                   115,000         -
    Minority interest in loss of consolidated subsidiary         (204,566)
    Changes in operating assets and liabilities
      Accounts receivable                                       1,906,687      (937,486)
      Inventories                                              (2,878,602)     (261,489)
      Prepaid expenses and other current assets                  (580,960)     (301,615)
      Accounts payable                                         (2,092,000)     (260,102)
      Accrued liabilities                                      (1,359,383)       39,849
                                                              -----------   -----------
Net cash used in operating activities                          (9,369,456)   (2,178,536)

Investing activities
(Purchase) sale of short-term investments                       2,918,002    (5,806,947)
Purchase of property and equipment                               (474,310)      (68,681)
Other                                                             123,103       (22,008)
                                                              -----------   -----------
Net cash provided (used) by investing activities                2,566,795    (5,897,636)

Financing activities
Net borrowings (repayments) under line of credit                   19,597      (800,000)
Proceeds from exercise of stock options and warrants               31,886    23,953,869
Other                                                                           (26,376)
                                                              -----------   -----------
Net cash provided by financing activities                          51,483    23,127,493

Net increase (decrease) in cash and cash equivalents           (6,751,178)   15,051,321
Cash and cash equivalents at beginning of year                  9,722,514       173,610
                                                              -----------   -----------
Cash and cash equivalents at the end of the three months      $ 2,971,336   $15,224,931
                                                              ===========   ===========

See condensed notes to unaudited financial statements

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1:   General

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at June 30, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The financial information in this quarterly report should be read in conjunction with the March 31, 1998 consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K (as amended) for the fiscal year ending March 31, 1998.

     The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its products. In addition, the Company intends to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for its technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in new business enterprises. The Company believes that its present liquid assets will be sufficient to meet its working capital requirements through at least March 31, 1999. Any significant uninsured judgment or settlement associated with the class action litigation (see Note 2) would seriously affect the Company's ability to satisfy its working capital requirements.

NOTE 2:   Litigation

     The Company entered into an agreement with Infrared Fiber Systems, Inc.
(IFS), as a supplier of certain fiber optics, that expires in the fiscal year ending March 31, 2002. The agreement requires the supplier to sell exclusively to the Company fiber optics for medical and dental applications as long as the Company purchases defined minimum amounts.

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

     The Company and certain of the officers and directors have been named in a number of securities class action lawsuits which allege violations of the Securities Exchange Act or the California Corporations Code. The plaintiffs seek damages on behalf of classes of investors who purchased the Company's stock between May 7, 1997 and April 15, 1998. The complaints allege that the Company misled investors by failing to disclose material information and making material misrepresentations regarding the Company's business operations and projections. The Company has also been named in a shareholder derivative action purportedly filed on its behalf against certain officers and directors arising out of the same alleged acts. Although the Company intends to vigorously defend itself in the actions, the ultimate outcome is uncertain and no provision for any settlement has been reflected in the accompanying financial statements. Any significant adverse resolution of the actions would seriously impact the Company's financial condition. The Company maintains insurance coverage for these types of actions and has filed claims with the carrier. The policy has a limit of $5 million and a $250,000 deductible amount.

     The Company is involved in various other disputes and lawsuits arising from its normal operations. The litigation process in inherently uncertain and it is possible that the resolution of these disputes and other lawsuits may adversely affect the Company, however, it is the opinion of management, that the outcome of such other matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

Results of Operations

     The Company's net sales for the quarter ended June 30, 1998 (the "1998 Quarter") increased by 65% to $3,481,000 from $2,105,000 for the quarter ended June 30, 1997 (the "1997 Quarter"). The increase is attributable to the sales generated by Ophthalmic Imaging Systems, Inc. (OISI), and EyeSys Technologies, Inc. (EyeSys), which were acquired between September 30, 1997 and February 28, 1998, offset by declining sales of dental products following the Company's disagreement with a national distributor of dental products (on whom the Company had previously relied to distribute certain of its products).

     Cost of sales increased 167% to $3,457,000 in the 1998 Quarter from $1,296,000 in the 1997 Quarter. This increase is directly attributable to the increase in sales, a higher cost of sales percentage for products sold by OISI, and under-absorption of manufacturing personnel and facilities costs.

     Selling and marketing expenses increased to $2,200,000 in the 1998 Quarter from $815,000 for the 1997 Quarter. The increase was primarily attributable to marketing and sales efforts from the Company's prior year business acquisitions amounting to $600,000 and increases in personnel and sales commissions.

     Research and development expenses increased to $1,189,000 in the 1998 Quarter from $513,000 in the 1997 Quarter. The majority of the increased expenses are a result of the Company's acquisitions and an increase in personnel.

     General and administrative expenses increased to $1,631,000 in the 1998 Quarter from $364,000 in the 1997 Quarter. The increase is primarily attributable to expenses from the Company's new subsidiaries, OISI and EyeSys, ($600,000), an increase in accounting and other administrative personnel, and higher legal, accounting and public relations fees.

     Net interest income decreased to $47,000 in the 1998 Quarter from $170,000 in the 1997 Quarter, reflecting the decreased cash available for the Company to invest, following the Company's prior year acquisitions and increases in inventory that occurred in the 1998 quarter.

Liquidity and Capital Resources

     The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including an initial public offering in December 1994, a secondary public offering in October 1996, the exercise of publicly traded warrants and stock options, revenues from operations, and proceeds from a SBIR grant. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a dental sales force, the development of marketing programs and the acquisition and/or licensing of patents.

     At June 30, 1998, the Company had unrestricted cash and short-term investments of $9,720,000 and its working capital was $14,333,000. The decrease in cash and short-term investments since March 31, 1998 was primarily the result of the quarter's net loss, increased by working capital changes during the period. Cash flow during the 1997 Quarter was positive as the net result of capital stock transactions, reduced by operating requirements.

     The Company's principal credit facility permits borrowings of up to $2,100,000. Borrowings under the credit facility are secured by a certificate of deposit pledged to the bank by the Company pursuant to a Pledge Agreement and bear interest at prime. The line expires in September 1998. As of June 30, 1998, there was $1,974,000 outstanding under this agreement.

     At March 31, 1998, the Company had net operating loss carry forwards for federal income tax purposes totaling approximately $17.8 million which will begin to expire in fiscal 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of the Company's net operating loss carry forwards to offset future income may be limited.

     The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development activities, the scope and results of preclinical studies and clinical trials, the costs and timing of regulatory approvals, the rate of technology advances by the Company, competitive conditions within the medical laser industry, the establishment of manufacturing capacity, the outcome of the class action lawsuits and the establishment of collaborative marketing and other relationships which may either involve cash infusions to the Company, or require additional cash from the Company. The Company's ability to meet its working capital needs will be dependent on its ability to achieve a positive cash flow from operations and profitable operations. No assurance can be given that the Company will be able to achieve profitable operations or a positive cash flow from operations.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

No Disclosure Required.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

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

     After the filing of such complaint, a number of similar complaints have also been filed in the United States District Court for the Central District of California, seeking certification as class actions, and covering class periods commencing as early as May 7, 1997. Such complaints alleged facts similar to those described above with respect to the Valenti Litigation, as well as allegations that the Company artificially inflated the price of its outstanding publicly traded securities as a result of misrepresentations relating to the market and prospects for sale of its Centauri Er:YAG laser. All of the above described complaints seek monetary damages in unspecified amounts, together with attorneys' fees, interest, costs and related remedies.

     The Company presently intends to seek to have all of such securities class action lawsuits consolidated into a single action.

     The Company has also been named as a nominal defendant in a shareholder derivative lawsuit filed in the Orange County, California Superior Court, in a case captioned Eskeland vs. Cozean, et al. The complaint was filed by a shareholder of the Company, on behalf of the Company, against certain of the Company's officers and directors, including Colette Cozean, Michael Hiebert, Richard Roemer, Ronald Higgins, Patrick Day, Grace Chin-Hsin Lin, G. Lynn Powell, and E. Donald Shapiro. The complaint alleges, among other things, that such persons violated their fiduciary duty to the Company by exposing the Company to liability under the securities laws, failing to ensure that the Company maintained adequate accounting controls, and related alleged actions and omissions. Although the Company is a named defendant, the lawsuit seeks to recover damages from the individual defendants on behalf of the Company. Accordingly, it is not clear whether the Company will have any liability or incur any material loss as a result of being named as a defendant in this matter.

Investigations and Other Matters

     The Company has been notified that the Securities and Exchange Commission ("SEC") and the Nasdaq Stock Market have instituted investigations concerning matters pertaining to the Company's revenue reporting practices, and related management issues. The Company is cooperating with both the SEC and the Nasdaq Stock Market in connection with these investigations. These investigations, the Company believes, generally relate to whether the Company, in SEC filings and press releases issued prior to the end of the 1998 fiscal year, properly recognized revenues for transactions occurring during fiscal 1997, and at interim periods in fiscal 1998. To date, the SEC has not indicated that it is seeking to impose any penalties on the Company or that it is made any specific findings with respect to the Company's accounting practices. However, the Nasdaq Stock Market has notified the Company that it proposes to delist the Company's securities from the Nasdaq Stock Market. The Company has filed an appeal of this proposed action, and a hearing on the matter is presently scheduled for September 17, 1998. If this appeal is denied, the delisting of the Company's securities would materially and adversely affect the liquidity, and consequently the value, of such securities.

     The Company is also involved in various disputes and other lawsuits from time to time arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of any of such litigation, as well as the matters described above, may adversely affect the Company.

Item 2.   Changes in Securities and Use of Proceeds.
          -----------------------------------------

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

     None.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits:

          27  Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K: During the quarter ended June 30, 1998, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

          Current Report on Form 8-K dated April 2, 1998 (reporting Item 5., "Other Events," in connection with adoption of Shareholder Rights Plan).

          Current Report on Form 8-K dated June 1, 1998 (reporting Item 4., "Changes in Registrant's Certifying Accountant") as amended June 15, 1998.

          Current Report on Form 8-K dated June 26, 1998 (reporting Item 4., "Changes in Registrant's Certifying Accountant").

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PREMIER LASER SYSTEMS, INC.


Dated:  August 24, 1998       By:  /s/ COLETTE COZEAN
                                  -----------------------------------------
                                    Colette Cozean, Chief Executive Officer
                                    (duly authorized officer)