Form 10-K/A
period 1997-03-31
PREMIER LASER SYSTEMS INC
filed 1998-08-31
CIK 878543

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                  FORM 10-K/A
                                Amendment No. 2

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 1997.
                                    --------------
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to _____________.

                         Commission file number 0-25242
                     -------------------------------------

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

          Securities registered pursuant to Section 12(g) of the Act:
       Class A Common Stock, Class A Warrants, Class B Warrants, Units
      (each comprised of one share of Class A Common Stock, one Class A
                       Warrant and one Class B Warrant)
      -----------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No[_]

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

    The sole purpose of this Amendment No. 2 on Form 10-K/A is to file revised financial information for the Registrant's fiscal year ended March 31, 1997 in Items 6, 7, 8, and 14 hereof.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA
                                 (HISTORICAL)

   The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed financial statements and notes thereto of the Company included herein. The balance sheet and statement of operations data for the periods ended March 31, 1994, 1995 and 1996, as well as statement of operations data for the nine months ended March 31, 1993, have been derived from the Company's financial statements, audited by Price Waterhouse LLP, independent accountants. The report of Price Waterhouse LLP with respect to such financial statements contains an explanatory paragraph that describes uncertainty as to the ability of the Company to continue as a going concern. The selected financial data for the year ended March 31, 1997 was derived from the Company's financial statements audited by Haskell & White LLP. The following information should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.


                                                     NINE MONTHS
                                                   ENDED MARCH 31,              FISCAL YEAR ENDED MARCH 31,
                                                  ---------------  ---------------------------------------------------------
                                                     1993(1)          1994            1995            1996          1997
                                                                                                                 (Restated)
                                                  ---------------  -----------     -----------    -----------    -----------
SELECTED STATEMENT OF OPERATIONS DATA:
 Net sales......................................  $ 1,527,457      $ 2,079,335     $ 1,249,403    $ 1,704,390    $ 5,090,861
 Cost of sales..................................    1,053,180        1,753,352       1,298,420      3,324,757      3,648,539
                                                  -----------      -----------     -----------    -----------    -----------
 Gross profit (loss)............................      474,277          325,983         (49,017)    (1,620,367)     1,442,322
 Selling and marketing expenses.................    1,261,571        1,087,461       1,035,863      1,308,767      2,415,010
 Research and development expenses..............      647,810          678,279       1,035,705      1,213,471      1,563,228
 General and administrative expenses............      574,676        1,322,888       1,747,090      1,709,327      2,050,184
 Write-off of investment in Mattan..............           --               --              --             --        881,010
 Termination of strategic alliance with IBC.....           --               --              --             --        331,740
 In-process research and development acquired
  in the Data.Site acquisition..................           --               --              --             --        250,000
                                                  -----------      -----------     -----------    -----------    -----------
 Loss from operations...........................   (2,009,780)      (2,762,645)     (3,867,675)    (5,851,932)    (6,048,850)
 Minority interest in loss of
  consolidated subsidiary.......................           --               --              --             --         60,000
 Interest (expense) income......................     (201,697)        (434,851)       (322,540)        99,037         15,493
                                                  -----------      -----------     -----------    -----------    -----------
 Loss before extraordinary items................   (2,211,477)      (3,197,496)     (4,190,215)    (5,752,895)    (5,973,357)
 Extraordinary gain from extinguishment of
  indebtedness..................................           --               --         381,730             --             --
                                                  -----------      -----------     -----------    -----------    -----------
 Net loss.......................................  $(2,211,477)     $(3,197,496)    $(3,808,485)   $(5,752,895)   $(5,973,357)
                                                  ===========      ===========     ===========    ===========    ===========

                                                NINE MONTHS
                                                   ENDED
                                                 MARCH 31,                FISCAL YEAR ENDED MARCH 31,
                                              --------------  ----------------------------------------------------
                                                                                                          1997
                                                  1993(1)        1994           1995          1996     (Restated)
                                              --------------  ----------    -----------   -----------  -----------
SELECTED PER SHARE DATA:
 Loss per share before extraordinary
  item(2)..................................             --    $    (2.45)   $    (1.59)   $    (1.26)  $    (1.02)
 Extraordinary gain from extinguishment of
  indebtedness.............................                           --           .15
                                               -----------    ----------    ----------    ----------   ----------
 Net loss per share........................             --    $    (2.45)   $    (1.44)   $    (1.26)  $    (1.02)
                                               ===========    ==========    ==========    ==========   ==========
 Weighted average shares outstanding(3)....             --     1,288,751     2,584,722     4,556,959    5,833,326


                                                                          AT MARCH 31,
                                              --------------------------------------------------------------------
                                                  1993(1)         1994          1995          1996         1997
                                              -------------   -----------   -----------   -----------   ----------

SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents(4).............                   $   308,764   $ 5,888,237   $    35,463  $   173,610
  Working capital(4).......................                     1,287,587     6,756,149     5,818,492    7,575,616
  Total assets(5)..........................      7,459,161     12,325,029    16,883,975    15,674,568   21,079,336
  Long-term debt(5)........................      1,564,507      4,303,890            --            --       49,356
  Shareholders' equity(4)..................                     6,022,174    15,002,260    13,797,046   16,248,710

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

    Cost of sales increased 10% to $3,649,000 in fiscal 1997 from $3,325,000 in fiscal 1996, due to an increase in sales, offset by a write-down of $848,000 that was included in the fiscal 1996 amount (see Fiscal Year ended March 31, 1996 Compared to Fiscal Year ended March 31, 1995 below). Cost of sales as a percentage of net sales decreased due to the fiscal 1996 write-down and reduced material costs, manufacturing efficiencies, the ability to spread fixed indirect costs over a larger revenue based, and favorable warranty experience.

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

    General and administrative expenses decreased 2% to $1,709,000 in fiscal 1996 from $1,747,000 in fiscal 1995. This decrease was the result of a reduction of legal expenses associated with a supply agreement for optical fibers, partially offset by increases associated with becoming a public company. In 1995, the Company incurred legal expenses of approximately $400,000 in connection with the optical fiber supply agreement. Future legal expenses related to this litigation (not including out-of-pocket expenses) are expected to be limited in accordance with the Company's agreement with its legal counsel, although if the litigation is successful, counsel will be entitled to certain contingency fees.

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

    At March 31, 1997, the Company had unrestricted cash and short-term investments of $4,142,000 and its working capital was $8,018,000. This represents an increase from March 31, 1996, when the Company had a minimal cash balance. The increase in cash and short-term investments was the result of the secondary offering of securities completed in October 1996.

    At March 31, 1997, the Company's indebtedness consisted of a $800,000 balance on its Silicon Valley Bank line of credit, $57,000 in capital lease obligations and $24,000 in a note payable.

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

    At March 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $18,400,000 which will begin to expire in fiscal 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of the Company's net operating loss carryforwards to offset future income may be limited.

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

     As discussed in Note 2, the Company has restated it previously issued 1997 consolidated financial statements.

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

                                                             HASKELL & WHITE LLP

Newport Beach, California

August 19, 1998
Except for Note 12
as to which the date is
August 26, 1998

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

PRICE WATERHOUSE LLP

Costa Mesa, California
May 17, 1996

                          PREMIER LASER SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                MARCH 31
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                       (Restated)
                                                                                      ------------    ------------
                                            ASSETS
Current assets:
 Cash and cash equivalents........................................................    $    173,610    $     35,463
 Short-term investments...........................................................       3,968,288       4,547,377
 Restricted cash..................................................................       1,050,000              --
 Accounts receivable, net of an allowance for doubtful accounts of $613,623 and
  $154,677 in 1997 and 1996, respectively.........................................       1,052,312         508,315
 Inventories......................................................................       3,284,632       2,185,355
 Prepaid expenses and other current assets........................................         774,319         419,504
                                                                                      ------------    ------------
Total current assets..............................................................      10,303,161       7,696,014
Property and equipment, net.......................................................         780,945         493,942
Intangible assets, net............................................................       9,988,753       7,353,462
Other assets......................................................................           6,477         131,150
                                                                                      ------------    ------------
Total assets......................................................................    $ 21,079,336    $ 15,674,568
                                                                                      ============    ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable..................................................................    $  1,305,256    $  1,208,219
Line of credit....................................................................         800,000              --
Notes payable to Pfizer...........................................................              --         481,195
Accrued compensation and related costs............................................         318,000          96,132
Other accrued liabilities.........................................................         272,369          91,976
Note payable and current portion of capital lease obligations.....................          31,920              --
                                                                                      ------------    ------------
Total current liabilities.........................................................       2,727,545       1,877,522
Capital lease obligations, net of current portion.................................          49,356              --
Commitments and contingencies
Minority interest.................................................................       2,053,725              --
Shareholders' equity
 Preferred stock, no par value:
  Authorized shares--8,850,000
  Issued and outstanding shares--none                                                           --              --
 Common stock, Class A, no par value:
  Authorized shares--35,600,000
  Issued and outstanding shares--7,313,841 at March 31, 1997 and 4,702,203 at
   March 31, 1996.................................................................      27,320,449      16,317,376
 Common stock, Class E-1, no par value:
  Authorized shares--2,200,000
  Issued and outstanding shares--1,257,178 at March 31, 1997 and 1,256,818 at
   March 31, 1996.................................................................       4,769,878       4,769,878
 Common stock, Class E-2, no par value:
  Authorized shares--2,200,000
  Issued and outstanding shares--1,257,178 at March 31, 1997 and 1,256,818 at
   March 31, 1996.................................................................       4,769,878       4,769,878
 Warrants and options.............................................................       3,978,276       2,889,961
 Unrealized holding gain on short-term investments................................              --       3,666,367
 Accumulated deficit..............................................................     (24,589,771)    (18,616,414)
                                                                                      ------------    ------------
Total shareholders' equity........................................................      16,248,710      13,797,046
                                                                                      ------------    ------------
Total liabilities and shareholders' equity........................................    $ 21,079,336    $ 15,674,568
                                                                                      ============    ============

                            SEE ACCOMPANYING NOTES.

                          PREMIER LASER SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED MARCH 31
                                                                   ---------------------------------------------
                                                                       1997            1996            1995
                                                                    (Restated)
                                                                   -------------   -------------   -------------
Net sales.......................................................    $ 5,090,861     $ 1,704,390     $ 1,249,403
Cost of sales...................................................      3,648,539       3,324,757       1,298,420
                                                                    -----------     -----------     -----------
Gross profit (loss).............................................      1,442,322      (1,620,367)        (49,017)
Selling and marketing expenses..................................      2,415,010       1,308,767       1,035,863
Research and development expenses...............................      1,563,228       1,213,471       1,035,705
General and administrative expenses.............................      2,050,184       1,709,327       1,747,090
Write off of investment in Mattan Corporation...................        881,010              --              --
Termination of strategic alliance with IBC......................        331,740              --              --
In-process research and development acquired in the Data.Site
 acquisition....................................................        250,000              --              --
                                                                    -----------     -----------     -----------
Loss from operations............................................     (6,048,850)     (5,851,932)     (3,867,675)
Minority interest in loss of consolidated
 subsidiary.....................................................         60,000
Interest income (expense), net..................................         15,493          99,037        (322,540)
                                                                    -----------     -----------     -----------
Loss before extraordinary item..................................     (5,973,357)     (5,752,895)     (4,190,215)
Extraordinary gain from extinguishment of indebtedness..........             --              --         381,730
                                                                    -----------     -----------     -----------
Net loss........................................................    $(5,973,357)    $(5,752,895)    $(3,808,485)
                                                                    ===========     ===========     -----------
Net loss per share..............................................    $     (1.02)         $(1.26)
                                                                    ===========     ===========
Shares used in the computation of net loss per share............      5,833,326       4,556,959
                                                                    ===========     ===========
Pro forma net loss per share (unaudited):
  Loss before extraordinary items...............................                                    $     (1.59)
  Extraordinary gain from extinguishment of indebtedness........                                           0.15
                                                                                                    -----------
  Net loss......................................................                                    $     (1.44)
                                                                                                    ===========
Shares used in computation of pro forma net loss per share......                                      2,584,722
                                                                                                    ===========

             SEE ACCOMPANYING NOTES.

                          PREMIER LASER SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                COMMON STOCK              COMMON STOCK               COMMON STOCK
                                                 CLASS A                    CLASS E-1                 CLASS E-2
                                         -------------------------   -----------------------   -----------------------    CLASS A
                                           SHARES        AMOUNT        SHARES       AMOUNT       SHARES       AMOUNT      WARRANTS
                                         ----------   ------------   ----------   ----------   ---------    ----------   ----------
Balance at March 31, 1994.............    1,432,636    $ 5,372,022    1,268,488   $4,756,528   1,268,488    $4,756,528   $      --
 Exercise of common stock options.....        4,936          2,848        3,011        1,081       3,011         1,081          --
 Common stock issued in lieu of
  cash payments.......................        1,635         13,046        1,447       11,552       1,447        11,552          --
 Common stock forfeited due to
  cessation of employment.............       (7,798)       (20,124)      (6,905)     (17,818)     (6,905)      (17,818)         --
 Warrants issued in connection
  with private placement units........           --             --           --           --          --            --          --
 Repurchase of common stock...........      (17,681)        (6,910)     (15,752)      (6,119)    (15,752)       (6,119)         --
 Initial public offering of
  units, net proceeds.................    2,400,000      7,633,504           --           --          --            --   1,622,222
 Conversion of warrants...............           --             --           --           --          --            --     186,000
 Conversions of certain related
  party notes and associated
  accrued interest....................        7,072         28,448        6,260       24,596       6,260        24,596          --
 Conversion of debentures and
  associated accrued interest.........      321,099      1,284,397           --           --          --            --     272,934
 Exercise of over-allotment option....      360,000      1,128,947           --           --          --            --     239,901
 Net loss.............................           --             --           --           --          --            --          --
                                          ---------    -----------    ---------   ----------   ---------    ----------  ----------
Balance at March 31, 1995.............    4,501,899     15,436,178    1,256,549    4,769,820   1,256,549     4,769,820   2,321,057
 Common stock issued for investment
  in Mattan...........................      200,000        881,010           --           --          --            --          --
 Exercise of stock options............          304            188          269           58         269            58          --
 Increase in unrealized holding
  gain on short-term investments......           --             --           --           --          --            --          --
 Net loss.............................           --             --           --           --          --            --          --
                                          ---------    -----------    ---------  -----------   ---------    ----------  ----------
Balance at March 31, 1996.............    4,702,203     16,317,376    1,256,818    4,769,878   1,256,818     4,769,878   2,321,057
 Common stock and B warrants
  issued in connection with
  secondary public offering...........    2,403,500      9,363,298           --           --          --            --          --
 Common stock issued in connection
  with the formation of the Data.Site
  joint venture.......................      159,787      1,200,000           --           --          --            --          --
 Exercise of stock options and
  warrants............................       48,351        249,774          360           --         360            --     (25,729)
 Stock options issued to Advisory
  Board members, clinical evaluators
  and medical directors...............           --        190,001           --           --          --            --          --
 Decrease in unrealized holding
  gain on short-term investments......           --             --           --           --          --            --          --
 Net loss.............................           --             --           --           --          --            --          --
                                          ---------    -----------    ---------  -----------   ---------    ----------  ----------
Balance at March 31, 1997 (restated)..    7,313,841    $27,320,449    1,257,178  $ 4,769,878   1,257,178    $4,769,878  $2,295,328
                                          =========    ===========    =========  ===========   =========    ==========  ==========



                                                         COMMON        UNREALIZED
                                           CLASS B       STOCK          HOLDING      ACCUMULATED
                                           WARRANTS     WARRANTS         GAIN         DEFICIT         TOTAL
                                          ----------   -----------    -----------   ------------   ------------
Balance at March 31, 1994.............    $       --   $   192,130    $        --   $ (9,055,034)   $ 6,022,174
 Exercise of common stock options.....            --            --             --             --          5,010
 Common stock issued in lieu of
  cash payments.......................            --            --             --             --         36,150
 Common stock forfeited due to
  cessation of employment.............            --            --             --             --        (55,760)
 Warrants issued in connection with
  private placement units.............            --       186,000             --             --        186,000
 Repurchase of common stock...........            --            --             --             --        (19,148)
 Initial public offering of units,
  net proceeds........................       286,274            --             --             --      9,542,000
 Conversion of warrants...............            --      (186,000)            --             --             --
 Conversions of certain related
  party notes and associated accrued
  interest............................            --            --             --             --         77,640
 Conversion of debentures and
  associated accrued interest.........        48,165            --             --             --      1,605,496
 Exercise of over-allotment option....        42,335            --             --             --      1,411,183
 Net loss.............................            --            --             --     (3,808,485)    (3,808,485)
                                          ----------   -----------    -----------   ------------    -----------
Balance at March 31, 1995.............       376,774       192,130             --    (12,863,519)    15,002,260
 Common stock issued for investment
  in Mattan...........................            --            --             --             --        881,010
 Exercise of stock options............            --            --             --             --            304
 Increase in unrealized holding
  gain on short-term investments......            --            --      3,666,367             --      3,666,367
 Net loss.............................            --            --             --     (5,752,895)    (5,752,895)
                                          ----------   -----------    -----------   ------------    -----------
Balance at March 31, 1996.............       376,774       192,130      3,666,367    (18,616,414)    13,797,046
 Common stock and B warrants issued
  in connection with secondary
  public offering.....................     1,037,514            --             --             --     10,400,812
 Common stock issued in connection
  with the formation of the
  Data.Site joint venture.............            --            --             --             --      1,200,000
 Exercise of stock options and
  warrants............................        76,530            --             --             --        300,575
 Stock options issued to Advisory
  Board members, clinical evaluators
  and medical directors...............            --            --             --             --        190,001
 Decrease in unrealized holding gain
  on short-term investments...........            --            --     (3,666,367)            --     (3,666,367)
 Net loss (restated)..................            --            --             --     (5,973,357)    (5,973,357)

Balance at March 31, 1997                 ----------   -----------    -----------   ------------    -----------
(restated)............................    $1,490,818   $   192,130    $        --   $(24,589,771)   $16,248,710
                                          ==========   ===========    ===========   ============    ===========

SEE ACCOMPANYING NOTES.

                          PREMIER LASER SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED MARCH 31
                                                                                     1997
                                                                                  (Restated)       1996           1995
                                                                                 ------------  ------------   ------------
OPERATING ACTIVITIES
Net loss.....................................................................    $(5,973,357)  $ (5,752,895)  $ (3,808,485)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization............................................        841,467        814,401        812,196
    Write off of investment in Mattan Corporation............................        881,010             --             --
    Acquired in-process research and development.............................        250,000             --             --
    Minority interest in loss of consolidated subsidiary.....................        (60,000)
    Stock options issued to Advisory Board members...........................        190,001             --             --
    Termination of strategic alliance with IBC...............................        125,000             --             --
    Issuance of stock and stock options in lieu of payment for services......             --             --         36,150
    Extraordinary gain from extinguishment of debt...........................             --             --       (381,730)
    Amortization of debt discount............................................             --             --        119,230
    Common stock forfeited upon cessation of employment......................             --             --        (55,760)
    Changes in operating assets and liabilities:
      Accounts receivable....................................................       (539,045)      (244,467)       142,591
      Inventories............................................................     (1,099,277)       (14,665)       (21,880)
      Prepaid expenses and other current assets..............................       (342,438)      (110,565)       137,224
      Accounts payable.......................................................       (184,769)       594,654       (411,197)
      Accrued liabilities....................................................        319,936       (598,847)        28,907
                                                                                 -----------   ------------   ------------
Net cash used in operating activities........................................     (5,591,472)    (5,312,384)    (3,402,754)
                                                                                 -----------   ------------   ------------

INVESTING ACTIVITIES
Purchase of short-term investments...........................................     (3,968,288)            --             --
Patent expenditures..........................................................       (178,139)      (195,971)      (204,838)
Acquisition of Data.Site.....................................................        (96,028)            --             --
Purchase of property and equipment...........................................        (24,477)      (219,723)       (45,785)
Note receivable pursuant to strategic alliance with IBC......................             --       (125,000)            --
                                                                                 -----------   ------------   ------------
Net cash used in investing activities........................................     (4,266,932)      (540,694)      (250,623)
                                                                                 -----------   ------------   ------------

FINANCING ACTIVITIES
Proceeds from equity offerings..............................................      10,400,812             --     10,958,193
Net borrowings under line of credit.........................................         800,000             --             --
Proceeds from exercise of stock options and warrants........................         300,575            304             --
Principle payments on note payable and capital lease obligations............        (454,836)            --     (3,126,195)
Increase in restricted cash.................................................      (1,050,000)            --             --
Proceeds from issuance of notes payable.....................................              --             --      1,519,000
Proceeds from issuance of common stock warrants.............................              --             --        186,000
Repurchase of common stock..................................................              --             --        (19,148)
Repurchase of mandatorily redeemable warrants...............................              --             --       (285,000)
                                                                                 -----------   ------------   ------------
Net cash provided by financing activities...................................       9,996,551            304      9,232,850
                                                                                 -----------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........................         138,147     (5,852,774)     5,579,473
Cash and cash equivalents at beginning of year..............................          35,463      5,888,237        308,764
                                                                                 -----------   ------------   ------------
Cash and cash equivalents at end of year....................................     $   173,610   $     35,463   $  5,888,237
                                                                                 ===========   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................................     $   115,283   $     52,129   $    550,962

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

     The following is a summary of the impact of the restatement on the 1997 consolidated statement of operations:

     1. Reduction of previously reported sales, net of
        related cost of sales                                   $(280,000)
     2. Revision to inventory valuation allowances                160,000
     3. Additional bad debts expense                             (314,000)
     4. Minority interest in loss of consolidated subsidiary       60,000
     5. Other, net                                                 (9,000)
                                                                ---------
        Net increase in 1997 loss                               $(383,000)
                                                                =========

     The effects on the Company's previously issued 1997 financial statements are summarized as follows:

                                                 Previously      Increase
                                                  Reported      (Decrease)      Restated
                                                 -----------    ----------     -----------
Consolidated balance sheet as of March 31, 1997:
  Current assets                                 $10,658,161    $ (355,000)    $10,303,161
  Other assets                                     8,662,450     2,113,725      10,776,175
                                                 -----------    ----------     -----------
  Total assets                                   $19,320,611    $1,758,725     $21,079,336
                                                 ===========    ==========     ===========

  Current liabilities                            $ 2,639,545    $   88,000     $ 2,727,545
  Capital lease obligations,
   net of current portion                             49,536            --          49,536
  Minority interest                                       --     2,053,725       2,053,725
  Net shareholders' equity                        16,631,710      (383,000)     16,248,710
                                                 -----------    ----------     -----------
  Total liabilities and shareholders' equity     $19,320,611    $1,758,725     $21,079,336
                                                 ===========    ==========     ===========

Consolidated Statement of Operations
  Net sales                                      $ 5,530,861    $ (440,000)    $ 5,090,861
  Cost of sales                                    3,968,539      (320,000)      3,648,539
                                                 -----------    ----------     -----------
  Gross profit                                     1,562,322      (120,000)      1,442,322
  Selling and marketing expenses                   2,406,010         9,000       2,415,010
  General and administrative expenses              1,736,184       314,000       2,050,184
  All other expenses                               3,025,978            --       3,025,978
                                                 -----------    ----------     -----------
  Loss from operations                            (5,605,850)     (443,000)     (6,048,850)
  Interest income, net                                15,493            --          15,493
  Minority interest in loss of consolidated
   subsidiary                                             --        60,000          60,000
                                                 -----------    ----------     -----------
  Net loss                                       $(5,590,357)   $ (383,000)    $(5,973,357)
                                                 ===========    ==========     ===========
  Net loss per share                             $     (0.96)   $    (0.07)    $     (1.02)
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

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market, and are comprised of the following at March 31:

                                                      1997          1996
                                                  ----------    ----------
Raw materials.................................    $1,583,460    $  938,560
Work-in-progress..............................       101,802       276,998
Finished goods................................     1,599,370       969,797
                                                  ----------    ----------
                                                  $3,284,632    $2,185,355
                                                  ==========    ==========


PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Expenditures for replacements and improvements are capitalized and expenditures for repairs and maintenance are charged to operating expense as incurred.

     Property and equipment consist of the following at March 31:

                                                     1997          1996
                                                  ----------    ----------
Machinery, equipment, molds and tooling.......    $1,041,574    $1,032,188
Furniture, fixtures and office equipment......       596,347       433,286
Software......................................       250,000        --
                                                  ----------    ----------
                                                   1,887,921     1,465,474
Less accumulated depreciation.................    (1,106,976)     (971,532)
                                                  ----------    ----------
                                                  $  780,945    $  493,942
                                                  ==========    ==========


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

                          PREMIER LASER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Intangibles consist of the following at March 31:

                                                1997          1996
                                             -----------   -----------

Patents and technology rights.............   $ 9,581,230    $9,413,088
Goodwill..................................     3,156,004        --
License agreements........................       265,000       255,000
Other.....................................        --           201,000
                                             -----------    ----------
                                              13,002,234     9,869,088
Less accumulated amortization.............    (3,013,481)   (2,515,626)
                                             -----------    ----------
                                             $ 9,988,753    $7,353,462
                                             ===========    ==========


RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. A substantial portion of the Company's research and development expense is related to developing new products, improving existing products or processes, and clinical research programs.

     The Company enters into agreements with certain doctors to exchange a portion of a product's sales price for services related to the completion of certain portions of clinical studies necessary for obtaining product approval from the U.S. Food and Drug Administration. Typically, the amounts consist of a portion of the product sales price which is equal to the cost of the services to be rendered by the doctor. Pursuant to the agreements, in the event the doctor is unable to complete the agreed upon clinical study, the doctor is required to remit a cash payment for the entire amount. The amounts are capitalized as prepaid research and development expense and are amortized upon completion of certain milestones of the clinical study. These studies are generally completed within one year. Clinical testing expenses included in prepaid expenses totaled $405,000 and $204,000 at March 31, 1997 and 1996, respectively.

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

EARNINGS PER SHARE

     In February 1997, Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE was issued and is effective for interim and annual periods ending after December 15, 1997. The statement requires presentation of both basic and diluted earnings per share. As a result of the Company's net loss, basic and diluted loss per share will not differ materially from the per share amounts in the accompanying financial statements.

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

                          PREMIER LASER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. BUSINESS ACQUISITION

     Effective January 31, 1997, the Company entered into a joint venture with Refractive Surgical Services, LLC (RSS), a Kansas City based company engaged in the development of certain medical outcomes software. Under this joint venture, the Company and RSS formed Data.Site. LLC, ("Data.Site"). Data.Site acquired and assumed substantially all of the assets and liabilities of RSS. The Company acquired a 51 percent interest in Data.Site, which was accounted for under the purchase method of accounting, and issued 159,787 shares of its Class A common stock to RSS. In connection with the acquisition the Company recorded goodwill in the amount of $2,893,179 and a minority interest of $2,113,725. The Company was obligated to pay an additional $300,000 to the shareholders of RSS in the form of common stock or cash, at the option of the Company, if Data.Site's gross revenues equal or exceed $1,500,000 for the year ending December 31, 1997. Such obligation has been cancelled, since revenues did not exceed $1,500,000. The Company is obligated during the two-year period ending January 31, 1999 to fund Data.Site's operations with up to an additional $1,000,000 in cash or equivalent services.

     The following unaudited pro forma consolidated results of operations give effect to the Data.Site formation as if it had occurred at the beginning of fiscal 1997:

                                              1997
                                          -----------
     Net sales.......................     $ 5,482,000
     Net loss........................      (6,482,000)
     Net loss per share..............     $     (1.09)

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

                          PREMIER LASER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

8. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company leases its facilities and certain equipment under noncancellable operating leases. Total rental expense for operating leases was $296,000, $348,000 and $387,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. At March 31, 1997, future minimum lease payments under noncancellable operating leases are as follows:

1998..............................................................  $ 257,000
1999..............................................................    258,000
2000..............................................................    249,000
2001..............................................................    188,000
                                                                    ---------
                                                                    $ 952,000
                                                                    =========


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

                          PREMIER LASER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

9. INCOME TAXES

     The Company has incurred operating losses since its inception and as a result, no provision for or benefit from income tax has been recorded.

     Deferred tax assets consist of the following at March 31:

                                                                      1997           1996
                                                                  ------------   ------------
     Tax operating loss carryforwards..........................   $ 7,116,277    $ 6,033,150
     Inventory and receivable reserves and related temporary
      differences..............................................     1,115,696        708,404
     Depreciation and amortization.............................       705,293        141,077
     Research and development credit carryforwards.............       349,494        597,683
     Accruals not currently deductible.........................        70,687        105,767
                                                                  -----------    -----------
     Total deferred tax assets.................................     9,357,447      7,586,081
     Valuation allowance for deferred tax assets...............    (9,357,447)    (7,586,081)
                                                                  -----------    -----------
     Net deferred taxes........................................   $    --        $    --
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

                          PREMIER LASER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's compensation expense used in determining the pro forma

                          PREMIER LASER SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SHAREHOLDERS' EQUITY (CONTINUED)
information ($974,469 and $367,490 for fiscal years 1997 and 1996, respectively) may not be indicative of such expense in future periods as the 1997 and 1996 amounts are based only on option grants after December 15, 1994. Pro forma information is as follows:

                                               1997                1996
                                           --------------   --------------
Pro forma net loss......................   $  (6,947,826)   $  (6,135,000)
Pro forma net loss per share...........    $       (1.19)   $       (1.35)


     A summary of the Company's stock option activity, and related information for the years ended March 31 follows:

                                                    1997                    1996                     1995
                                            --------------------     ---------------------  ----------------------
                                                       WEIGHTED-                 WEIGHTED-               WEIGHTED-
                                                        AVERAGE                   AVERAGE                 AVERAGE
                                                       EXERCISE                  EXERCISE                EXERCISE
                                            OPTIONS      PRICE       OPTIONS      PRICE     OPTIONS       PRICE
                                            ---------- ---------     ----------  ---------  ---------    ---------

Outstanding--beginning of year...........   1,423,949    $ 5.58        788,157    $ 6.14     734,646     $ 9.14
Granted..................................   1,042,756      6.16        704,700      4.89     621,815       5.01
Exercised................................      (1,899)     1.00         (1,722)     1.00      (3,067)      1.03
Forfeited................................    (156,757)    10.53        (67,186)     4.96    (565,237)      8.81
                                            ----------   -------     ----------   -------   ---------    ---------
Outstanding--end of year.................   2,308,049      5.51      1,423,949      5.58     788,157       6.14
                                            ==========   =======     ==========   =======   =========    =========
Exercisable at end of year...............     775,629    $ 5.18        782,999    $ 6.15     758,157     $ 6.19
                                            ==========   =======     ==========   =======   =========    =========
Weighted-average fair value of options
 granted during the year.................                $ 2.98                   $ 2.46                 $ 2.53
                                                         =======                  =======                =========

     The weighted average remaining contractual life of options as of March 31, 1997 was as follows:

                                                                   OUTSTANDING                       EXERCISABLE
                                                      -------------------------------------   ------------------------
                                     NUMBER OF          WEIGHTED-AVERAGE        WEIGHTED        AVERAGE
                                      SHARES          REMAINING CONTRACTUAL      AVERAGE        SHARES        EXERCISE
RANGE OF EXERCISE PRICES            OUTSTANDING           LIFE (YEARS)       EXERCISE PRICE   EXERCISABLE      PRICE
------------------------        -----------------     ---------------------  --------------   -----------     --------

$1.00......................               28,438              1.7            $ 1.00            28,438         $ 1.00
$4.50 - $8.85..............            2,255,921              9.0              5.51           723,501           5.16
Greater than $10.00........               23,690              6.8             10.73            23,690          10.73


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

12. SUBSEQUENT EVENTS

ACQUISITION OF EYESYS TECHNOLOGIES, INC.

    On September 30, 1997, the Company acquired all of the equity interests of EyeSys Technologies, Inc. (EyeSys), a manufacturer and distributor of a specialized line of diagnostic opthalmic equipment, for approximately $12.5 million, in the form of 1,236,668 shares of the Company's common stock (including 319,684 being held in an escrow account pending the outcome of certain warranties to be determined at the end of 12 and 18 months), and $470,000 in cash. 216,761 of the escrowed shares have been excluded from the determination of the purchase price. If and when they are released, the allocation of the adjusted purchase price will be re-assessed. Options to purchase 210,000 shares of the Company's common stock were also issued in connection with the acquisition. These options were valued in accordance with SFAS 123 and included in the acquisition cost. The acquisition was accounted for as a purchase and the total acquisition cost allocated among net liabilities assumed ($2,183,429), intangibles ($2,600,000), and in process research and development ($9,200,000). Merger related and integration expenses ($2,147,224) were also recorded as of the acquisition date. EyeSys has been consolidated commencing with the acquisition date. Goodwill arising from the acquisition ($2,298,784) was written-off due to uncertainty as to its recoverability.

ACQUISITION OF CONTROLLING INTEREST IN OPHTHALMIC IMAGING SYSTEMS, INC.

    During the final four months of fiscal 1998 the Company acquired a controlling interest in Ophthalmic Imaging Systems ("OIS") for $3.3 million in cash. OIS is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. Equity accounting was used during the period in which the Company owned at least 20% but less than 50% of the OIS stock (December 1997 through February 1998). Commencing with the date at which the controlling interest was obtained (late February 1998), OIS has been consolidated with the Company in the accompanying financial statements. The OISI acquisition has been accounted for as a purchase and the total acquisition cost allocated among net liabilities of OIS ($996,835), intangibles ($1,687,407) and in process research and development ($2,600,000). Merger related and integration expenses of $1,687,407 were also recorded as of the date at which the controlling interest was obtained. The Company is in the process of negotiating an agreement for the purchase of the minority interests of OIS.

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


EXERCISE OF OPTIONS AND WARRANTS

     During fiscal 1998, the Company received approximately $41,735,000 from the exercise of options and warrants. As a result of such exercises, the Company issued an additional 4,176,000 Class B Warrants and 6,270,000 shares of Class A Common Stock.


LITIGATION INITIATED AFTER YEAR END

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

                          PREMIER LASER SYSTEMS, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             YEARS ENDED MARCH 31, 1997 (RESTATED), 1996 AND 1995




                                       Balance at                Deductions/                 Balance
                                      beginning of               Recoveries                 at end of
Description                              period     Additions  and Write-offs    Other*      period
-----------                           ------------ ----------  --------------  ---------   ----------
1997 (Restated)
  Allowance for doubtful accounts
    receivable......................      $154,677   $403,515       $(119,054)  $174,125   $  613,263
  Inventory reserves................       950,325    292,999              --         --    1,203,324

1996
  Allowance for doubtful accounts
    receivable......................      $306,428   $254,962       $(406,713)  $     --   $  154,677
  Inventory reserves................       699,269    838,968        (587,912)        --      950,325

1995
  Allowance for doubtful accounts
    receivable......................      $574,106   $220,453       $(488,131)  $     --   $  306,428
  Inventory reserves................       540,987    158,282              --         --      699,269

------------------------

*   Allowance for Data.Site

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)   The following documents are filed as part of this Annual Report on Form
10-K:

      (1) Report of Haskell & White LLP, Independent Auditors................ 10

          Report of Price Waterhouse LLP, Independent Accountants............ 11

          Consolidated Balance Sheets at March 31, 1997 (Restated) and 1996.. 12

          Consolidated Statements of Operations for the Years Ended
           March 31, 1997 (Restated), 1996 and 1995.......................... 13

          Consolidated Statements of Shareholders' Equity for the
           years ended March 31, 1997 (Restated), 1996 and 1995.............. 14

          Consolidated Statements of Cash Flows for the Years Ended
           March 31, 1997 (Restated), 1996 and 1995.......................... 15

          Notes to Consolidated Financial Statements......................... 16

      (2) Financial Statements Schedules

          Schedule II--Valuation and Qualifying Accounts for the
           Years Ended March 1997, 1996 and 1995............................. 27

          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K).. 28

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

27       Financial Data Schedule.
-------------
*   Previously filed.

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

                                    PREMIER LASER SYSTEMS, INC.

August 28, 1998                     By:  /s/ COLETTE COZEAN
                                        -------------------------------------
                                              Colette Cozean, Ph.D.,
                                        CHIEF EXECUTIVE OFFICER AND PRESIDENT

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


10.38 Pledge Agreement dated February 13, 1997 between the Registrant and Silicon Valley Bank.*

10.39 Joint Venture Agreement dated January 31, 1997 between the Registrant, RSS, LLC and Data.Site.*

10.40   Operating Agreement of Data.Site dated January 31, 1997.*

10.41 Agreement and Plan of Merger dated April 24, 1997 between the Registrant, Premier Acquisition of Delaware, Inc. and EyeSys Technologies, Inc.*

27      Financial Data Schedule.

EXHIBIT NO.
-----------

-------------------
+ Confidential treatment has been granted with respect to portions of this Exhibit.

+   Incorporated by reference herein.

*   Previously filed.