Form 10-Q/A
period 1997-12-31
PREMIER LASER SYSTEMS INC
filed 1998-08-31
CIK 878543

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (February 12, 1998):

                Class A Common Stock:        14,814,523 Shares
                                             ----------
                Class E-1 Common Stock:       1,257,499 Shares
                                             ----------
                Class E-2 Common Stock:       1,257,499 Shares
                                             ----------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          PREMIER LASER SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,     March 31,
                                                        1997           1997
                                                     (Restated)     (Restated)
                                                    ------------   ------------
                                                     (Unaudited)
                    Assets

Current assets:
  Cash and cash equivalents                         $  7,482,315   $    173,610
  Short-term investments                               9,737,929      3,968,288
  Restricted cash                                      2,150,000      1,050,000
  Accounts receivable, net of allowance for
    doubtful accounts of $616,275 at December
    31, 1997 and $613,263 at March 31, 1997            3,829,946      1,052,312
  Inventories                                          8,682,967      3,284,632
  Prepaid expenses and other current assets            3,520,982        774,319
                                                    ------------   ------------
Total current assets                                  35,404,139     10,303,161
Property and equipment, net                            1,282,856        780,945
Intangibles, net                                      16,769,109      9,988,753
Other assets                                           1,152,641          6,477
                                                    ------------   ------------
Total assets                                        $ 54,608,745   $ 21,079,336
                                                    ============   ============

       Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                                  $  3,239,051   $  1,305,256
  Line of credit                                       1,935,529        800,000
  Accrued compensation and related costs                 496,175        318,000
  Other accrued liabilities                            2,351,796        272,369
  Notes payable and current portion of capital
    lease obligations                                    204,301         31,920
                                                    ------------   ------------
Total current liabilities                              8,226,852      2,727,545

Capital lease obligations, net of current portion        169,933         49,356
Commitments and contingencies
Minority interest                                      2,053,725      2,053,725
Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares--8,850,000
     Issued and outstanding shares--none                      -              -
  Common stock, Class A, no par value:
     Authorized shares--35,600,000
     Issued and outstanding shares--12,627,462
        at December 30, 1997 and 7,313,841 at
        March 31, 1997                                69,561,989     27,320,449
  Common stock, Class E-1, no par value:
     Authorized shares--2,200,000
     Issued and outstanding shares--1,257,499
        at December 31, 1997 and 1,257,178 at
        March 31, 1997                                 4,769,878      4,769,878
  Common stock, Class E-2, no par value:
     Authorized shares--2,200,000
     Issued and outstanding shares--1,257,499
        at December 31, 1997 and 1,257,178 at
        March 31, 1997                                 4,769,878      4,769,878
  Warrants and options                                 3,979,255      3,978,276
  Accumulated deficit                                (38,922,765)   (24,589,771)
                                                    ------------   ------------
Total shareholders' equity                            44,158,235     16,248,710
                                                    ------------   ------------
Total liabilities and shareholders' equity          $ 54,608,745   $ 21,079,336
                                                    ============   ============

           See notes to condensed consolidated financial statements.

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended          Nine Months Ended
                                                      December 31,               December 31,
                                                -----------------------   --------------------------
                                                   1997         1996          1997          1996
                                                (Restated)                 (Restated)
                                               -----------   ----------   ------------   -----------
Net sales                                      $ 3,568,956   $1,472,880   $  8,726,170   $ 3,887,018
Cost of sales                                    2,305,366      934,552      5,390,809     2,708,838
                                               -----------   ----------   ------------   -----------

Gross profit                                     1,263,590      538,328      3,335,361     1,178,180

Selling and marketing expenses                   1,474,385      582,132      3,183,717     1,534,006
Research and development expenses                  832,835      435,807      2,015,907       784,724
General and administrative expenses                843,923      501,021      1,848,165     1,108,639
In-process research and development related to
   EyeSys Technologies, Inc. acquisition                -            -       9,200,000            -
Merger related and integration costs                    -            -       2,146,912            -
Settlement of joint marketing agreement                 -            -              -        331,740
                                               -----------   ----------   ------------   -----------

Loss from operations                            (1,887,553)    (980,632)   (15,059,340)   (2,580,929)

Interest income (expense), net                     224,824        1,290        726,346       (68,661)
                                               -----------   ----------   ------------   -----------

Net Loss                                       $(1,662,729)  $ (979,342)  $(14,332,994)  $(2,649,590)
                                               ===========   ==========   ============   ===========

Loss per share                                 $     (0.14)  $    (0.15)  $      (1.34)  $     (0.46)
                                               ===========   ==========   ============   ===========

Shares used in the computation of
    loss per share                              12,219,786    6,663,765     10,725,769     5,716,333
                                               ===========   ==========   ============   ===========

           See notes to condensed consolidated financial statements.

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                         1997          1996
                                                      (Restated)
                                                     ------------   -----------
Operating Activities
Net loss                                             $(14,332,994)  $(2,649,590)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                          955,095       623,755
   Purchased research and development                   9,200,000            -
   Stock options issued to advisors and others          1,010,200
   Settlement of joint marketing agreement                     -        125,000
   Changes in operating assets and liabilities net
    of effects from purchase of EyeSys
    Technologies, Inc.
      Accounts receivable                              (2,185,517)     (724,238)
      Inventories                                      (4,499,442)     (310,870)
      Prepaid expenses and other current assets        (4,897,036)     (250,538)
      Accounts payable                                    598,295      (928,361)
      Accrued liabilities                                 486,282       326,295
                                                     ------------   -----------
Net cash used in operating activities                 (13,665,117)   (3,788,547)

Investing activities
Purchases of short-term investments                    (4,886,999)   (3,033,153)
Investment in Ophthalmic Imaging Systems                 (882,642)
Patent expenditures                                      (103,305)     (128,458)
Purchase of property and equipment                       (249,880)      (42,985)
Cash acquired in purchase of EyeSys
 Technologies, Inc.                                        51,355            -
                                                     ------------   -----------
Net cash used in investing activities                  (6,071,471)   (3,204,596)

Financing activities
Net borrowings (payments) under line of credit           (811,195)      300,000
Restricted cash for credit line                        (1,100,000)           -
Proceeds from exercise of stock options and
 warrants                                              28,724,819       300,774
Proceeds from equity offering                                  -     10,449,512
Retirement of note payable                                     -       (481,195)
Proceeds on notes payable and capital
 lease obligations                                        231,669        77,145
                                                     ------------   -----------
Net cash provided by financing activities              27,045,293    10,646,236
                                                     ------------   -----------
Net increase in cash and cash equivalents               7,308,705     3,653,093
Cash and cash equivalents at beginning of period          173,610        35,463
                                                     ------------   -----------
Cash and cash equivalents at end of period           $  7,482,315   $ 3,688,556
                                                     ============   ===========
Supplemental schedule of non cash activities:
Details of EyeSys Technologies, Inc.:
      Fair value of assets                           $  9,154,500            -
      Purchased research and development                9,200,000            -
      Liabilities                                      (5,869,500)           -
      Stock issued                                    (12,015,000)           -
                                                     ------------   -----------
      Cash paid                                      $    470,000   $         0
                                                     ============   ===========

See condensed notes to unaudited financial statements.

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED


NOTE 1:   General

     On April 15, 1998, the Company announced that its relationship with Henry Schein Inc. (Schein) had reached an impasse. The dispute involved an order shipped during the Company's third quarter and included in reported revenues for that period. Because this dispute has not been resolved, previously reported operating results for the third quarter have been restated to eliminate and/or reserve as bad debts the Schein billings and certain other sales returns that came to light after the initial filing of the third quarter Form 10-Q.

     The Company's independent auditors unexpectedly resigned during May 1998 and withdrew their opinion on the Company's fiscal year 1997 financial statements. Because of the extended period of time that had passed since the initial report was issued, a number of matters were identified of which the Company was not aware when it initially issued the 1997 financial statements. Although the Company believes the initially issued fiscal 1997 financial statements were not materially misstated in terms of net loss, total assets and shareholders' equity, the statements have nonetheless been restated in the interest of full disclosure. No significant portion of the fiscal 1997 restatement related to the first three quarters of that year; accordingly, the condensed consolidated statements of operations for the three and nine month periods ended December 31, 1996 have not been restated.

     The effects on the Company's previously issued quarterly report for the quarterly period ended December 31, 1997 are summarized as follows:

                                                       Previously
                                                        Reported      March 31,     December 31,     Restated
                                                      December 31,      1997            1997        December 31,
                                                          1997       Restatement    Restatement         1997
                                                      -----------    -----------    ------------    -----------
Consolidated balance sheet as of December 31, 1997:
  Current assets                                      $37,874,133    $  (355,000)   $ (2,114,994)   $35,404,139
  Other assets                                         17,090,881      2,113,725                     19,204,606
                                                      -----------    -----------    ------------    -----------
  Total assets                                        $54,965,014    $ 1,758,725    $ (2,114,994)   $54,608,745
                                                      ===========    ===========    ============    ===========

  Current liabilities                                 $ 8,138,852    $    88,000                    $ 8,226,852
  Capital lease obligations, net of current portion       169,933                                       169,933
  Minority interest                                                    2,053,725                      2,053,725
  Net shareholders' equity                             46,656,229       (383,000)     (2,114,994)    44,158,235
                                                      -----------    -----------    ------------    -----------
  Total liabilities and shareholders' equity          $54,965,014    $ 1,758,725    $ (2,114,994)   $54,608,745
                                                      ===========    ===========    ============    ===========


                                       Three Months Ended December 31, 1997      Nine Months Ended December 31, 1997
                                       ------------------------------------     ---------------------------------------
                                       Previously   Increase                     Previously    Increase
                                        Reported   (Decrease)    Restated         Reported    (Decrease)     Restated
                                       ---------- ------------  -----------     ------------  -----------  ------------
Consolidated Statement of Operations

  Net sales                            $7,163,360  $(3,594,404) $ 3,568,956     $ 12,320,574  $(3,594,404) $  8,726,170
  Cost of sales                         3,850,353   (1,544,987)   2,305,366        6,935,796   (1,544,987)    5,390,809
                                       ---------- ------------  -----------     ------------  -----------  ------------
  Gross profit                          3,313,007   (2,049,417)   1,263,590        5,384,778   (2,049,417)    3,335,361
  Selling and marketing expenses        1,474,385                 1,474,385        3,183,717                  3,183,717
  General and administrative expenses     778,346       65,577      843,923        1,782,588       65,577     1,848,165
  All other expenses                      832,835                   832,835       13,362,819                 13,362,819
                                       ---------- ------------  -----------     ------------  -----------  ------------
  Loss from operations                    227,441   (2,114,994)  (1,887,553)     (12,944,346)  (2,114,994)  (15,059,340)
  Interest income, net                    224,824                   224,824          726,346                    726,346
                                       ---------- ------------  -----------     ------------  -----------  ------------
  Net loss                             $  452,265 $ (2,114,994) $(1,662,729)    $(12,218,000) $(2,114,994) $(14,332,994)
                                       ========== ============  ===========     ============  ===========  ============

  Net loss per share                   $     0.04 $      (0.17) $     (0.14)    $      (1.14) $     (0.20) $      (1.34)
                                       ========== ============  ===========     ============  ===========  ============

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

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

     The investment in a company in which the Company owns greater than 20%, but less than 50%, is accounted for under the equity method (see also Note 4: Recent Developments).

     The financial information in this quarterly report should be read in conjunction with the March 31, 1997 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (as amended) for the fiscal year ending March 31, 1997.

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


NOTE 3:   Inventories

Inventories are summarized as follows:


                                December 31, 1997     March 31, 1997
                                -----------------     --------------
     Raw Materials                     $4,225,867         $1,583,460
     Work-in-progress                   1,194,028            101,802
     Finished goods                     3,263,072          1,599,370
                                       ----------         ----------

                                       $8,682,967         $3,284,632
                                       ----------         ----------

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


Results of Operations

     Net sales by the Company for the quarter ended December 31, 1997 (the "1997

Quarter") increased approximately 142% to $3,569,000 as compared to $1,473,000 for the quarter ended December 31, 1996 (the "1996 Quarter"). Sales of both ophthalmic and dental lasers increased significantly. Sales to two distributors, Sullivan Schein and Marco Technologies, Inc., were initiated during the quarter (see Note 1 for discussion of Sullivan Schein sales). Net sales for the nine month period ended December 31, 1997 (the "1997 Nine Month Period") increased approximately 124% to $8,726,000 from $3,887,000 from the nine month period ended December 31, 1996 (the "1996 Nine Month Period").

     The Company's gross profit for the 1997 Quarter and 1997 Nine Month Period were $1,264,000 and $3,335,000 respectively, as compared to a gross profit of $538,000 and $1,178,000 in the 1996 Quarter and the 1996 Nine Month Period, respectively. The decrease in gross profit to 35% in the 1997 Quarter is due primarily to costs associated with inefficiencies of training new service personnel and expenses associated with rapidly expanding production capabilities to meet the demand for hard tissue lasers, partially offset by decreased material costs resulting from volume ordering and increased manufacturing volume. In addition, margins were negatively affected by distribution discounts to Sullivan Schein and Marco Technologies.

     Selling and marketing expenses totaled $1,474,000 for the 1997 Quarter and $3,184,000 for the 1997 Nine Month Period, as compared to $582,000 for the 1996 Quarter and $1,534,000 for the 1996 Nine Month Period. The increase was primarily attributable to marketing and sales efforts related to the Company's dental and ophthalmic products, including increased commissions and related selling expenses, expenses of sales and marketing personnel, trade show attendance and advertising expenses.

     Research and development expenses increased to $833,000 and $2,016,000 for the 1997 Quarter and 1997 Nine Month Period, as compared to $436,000 and $785,000 for the 1996 Quarter and 1996 Nine Month Period, respectively. Reimbursements from the Small Business Innovative Research grant awarded to the Company of $448,000 reduced research and development expenses in the 1996 Nine Month Period. Increased expenses in the 1997 Quarter were the result of the development of new products in the ophthalmic and dental business and include expenses from Premier's recently acquired subsidiaries.

     Settlement of joint marketing agreement expenses in the 1996 Nine Month Period included a one time writedown associated with the settlement and termination of the Company's marketing agreement with IBC. As part of this settlement, the Company guaranteed approximately $201,000 of indebtedness to a third party, in exchange for exclusive rights to the MOD argon laser technology. The Company has fully reserved for the guarantee and a note receivable from IBC.

     General and administrative expenses increased to $844,000 in the 1997 Quarter and $1,848,000 in the 1997 Nine Month Period from $501,000 and $1,109,000 in the 1996 Quarter and 1996 Nine Month Period, respectively. This increase was primarily attributable to expenses associated with the Company's recently acquired subsidiaries.

     Net interest income amounted to $225,000 in the 1997 Quarter and $726,000 in the 1997 Nine Month Period compared to net interest income of $1,000 in the 1996 Quarter and net interest expense of $69,000 in the 1996 Nine Month Period. These increases reflected the increased cash available for the

Company to invest following the exercise of warrants in the 1997 Nine Month Period offset by interest expense associated with the Silicon Valley Bank credit line.

     The Company expensed $9,200,000 of in-process research and development in connection with the EyeSys Technologies, Inc. acquisition in the 1997 Nine Month Period. The acquisition also resulted in merger related and integration costs of $2,147,000 in the 1997 Nine Month Period as a result of the acquisition.

     The Company recognized a net loss of $1,663,000 in the 1997 Quarter compared to a net loss of $979,000 in the 1996 Quarter. The Company's net loss increased to $14,333,000 in the 1997 Nine Month Period compared to $2,650,000 in the 1996 Nine Month Period. The higher loss in 1997 Quarter was primarily attributable to the increase in sales and marketing expenses, research and development expenses, and general and administrative expenses, offset by a higher gross profit and interest income. The increased loss in the 1997 Nine Month Period was primarily attributable to charges incurred in connection with the EyeSys acquisition.


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

     At December 31, 1997, the Company had unrestricted cash and short-term investments of $17,220,000, restricted cash of $2,150,000 and working capital was $27,177,000. The increase in cash and short-term investments was primarily the result of proceeds received upon the exercise of Class A and Class B Warrants and stock options. For the period May 12, 1997 to December 31, 1997, the Company received gross proceeds of approximately $25,859,000 from the exercise of approximately 2,380,000 Class A Warrants and approximately 1,299,000 Class B Warrants. As a result of such exercises, the Company issued approximately 2,380,000 Class B Warrants and 3,679,000 shares of Class A Common Stock.

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

     At March 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $18,400,000 which will begin to expire in the Company's fiscal year

2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of the Company's net operating loss carryforwards to offset future income may be limited.

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

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

     The Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 provides information concerning certain pending litigation to which the Company is a party.

Securities Class Action

     On May 1, 1998, a class action suit (the "Valenti Litigation") was commenced in the United States District of Court for the Central District of California pursuant to federal securities laws on behalf of purchasers of the Company's securities during the period from February 12, 1998 through April 15, 1998. The Complaint alleges that the Company and certain of its officers and directors violated the federal securities laws by issuing false and misleading statements and omitting material facts regarding the Company's financial results and operations during such period. Among other things, the complaint alleges that the defendants materially misstated the Company's financial results for the fiscal quarter ended December 31, 1997 and that as a result of such misstatements the plaintiff suffered damages as a result of a decrease in the market price of the Company's publicly traded securities.

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


                                  PREMIER LASER SYSTEMS, INC.


Dated:  August 31, 1998         By: /s/ COLETTE COZEAN
                                    -------------------------------------
                                    Colette Cozean, Ph.D.
                                    Chief Executive Officer and President