Form 10-Q
period 1998-09-30
PREMIER LASER SYSTEMS INC
filed 1998-11-16
CIK 878543

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(MARK ONE)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                      OR

[_]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to _____________

                        Commission file number  0-13966
                                                -------

                          Premier Laser Systems, Inc.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

             California                                  33-0476284
             ----------                                  ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                      3 Morgan, Irvine, California  92618
                      -----------------------------------
                   (Address of principal executive offices)

                                (949) 859-0656
                                --------------
             (Registrant's telephone number, including area code)


                -----------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]   No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
     Yes [_]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 1998):

              Class A Common Stock:             14,693,111  Shares
                                                ----------
              Class E-1 Common Stock:            1,257,461  Shares
                                                 ---------
              Class E-2 Common Stock:            1,257,461  Shares
                                                 ---------

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          PREMIER LASER SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                           September 30,    March 31,
                                                                               1998           1998
                                                                           -------------  ------------
                                                                           (Unaudited)

                                  Assets

Current assets:
  Cash and cash equivalents                                                $    408,841   $  9,722,514
  Short-term investments                                                      4,405,546      9,666,918
  Restricted cash                                                                50,000      2,150,000
  Accounts receivable, net of allowance for sales returns and doubtful accounts of $1,364,715 at September 30, 1998 and $1,169,164
    at March 31, 1998                                                         2,861,544      4,952,892
  Inventories                                                                 7,979,873      4,482,698
  Prepaid expenses and other current assets                                   1,668,110      2,528,996
                                                                           ------------   ------------
Total current assets                                                         17,373,914     33,504,018
Property and equipment, net                                                   2,376,889      1,778,423
Intangibles, net                                                             11,954,382     11,991,679
Other assets                                                                     42,948        434,300
                                                                           ------------   ------------
Total assets                                                               $ 31,748,133   $ 47,708,420
                                                                           ============   ============

                   Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                                                         $  3,044,191   $  5,510,692
  Line of credit                                                                222,971      2,068,163
  Accrued compensation and related costs                                        584,173        964,691
  Other current liabilities                                                   4,651,298      5,943,685
                                                                           ------------   ------------
Total current liabilities                                                     8,502,633     14,487,231
                                                                           ------------   ------------

Commitments and contingencies

Minority interest                                                             1,596,591      1,764,736

Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares--8,850,000
    Issued and outstanding shares--none                                               -              -
  Common stock, Class A, no par value:
    Authorized shares--35,600,000
    Issued and outstanding shares--14,693,111 at September 30, 1998
      and 14,649,421 at March 31, 1998                                       83,993,338     83,546,913
  Common stock, Class E-1, no par value:
    Authorized shares--2,200,000
    Issued and outstanding shares--1,257,461 at September 30, 1998
      and March 31, 1998                                                      4,769,878      4,769,878
  Common stock, Class E-2, no par value:
    Authorized shares--2,200,000
    Issued and outstanding shares--1,257,461 at September 30, 1998
      and March 31, 1998                                                      4,769,878      4,769,878
  Warrants and options                                                        1,723,842      1,723,842
  Accumulated deficit                                                       (73,608,027)   (63,354,058)
                                                                           ------------   ------------
Total shareholders' equity                                                   21,648,909     31,456,453
                                                                           ------------   ------------
Total liabilities and shareholders' equity                                 $ 31,748,133   $ 47,708,420
                                                                           ============   ============


See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.

     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                Three Months Ended           Six Months Ended
                                                   September 30,               September 30,
                                             -------------------------  --------------------------
                                                1998          1997          1998          1997
                                             -----------  ------------  ------------  ------------

Net sales                                    $ 3,325,335  $  3,051,767  $  6,806,671  $  5,157,214
Cost of sales                                  3,513,878     1,789,463     6,971,302     3,085,443
                                             -----------  ------------  ------------  ------------

Gross profit (loss)                             (188,543)    1,262,304      (164,631)    2,071,771

Selling and marketing expenses                 1,870,587       894,309     4,070,162     1,709,332
Research and development expenses              1,458,871       669,573     2,647,912     1,183,072
General and administrative expenses            1,964,662       640,256     3,596,113     1,004,242
In-process research and development acquired
  in the EyeSys Technologies acquisition                     9,200,000                   9,200,000
Merger related and integration costs                         2,146,912                   2,146,912
                                             -----------  ------------  ------------  ------------
Loss from operations                          (5,482,663)  (12,288,746)  (10,478,818)  (13,171,787)
Minority interest in (income) loss of
  consolidated subsidiary                        (36,421)            -       168,145
Interest income (expense), net                    10,135       331,736        56,704       501,522
                                             -----------  ------------  ------------  ------------

Net loss                                      (5,508,949)  (11,957,010)  (10,253,969)  (12,670,265)

Other comprehensive income
                                             -----------  ------------  ------------  ------------

Comprehensive loss                           $(5,508,949) $(11,957,010) $(10,253,969) $(12,670,265)
                                             ===========  ============  ============  ============

Net loss per share                           $     (0.38) $      (1.11) $      (0.70) $      (1.30)
                                             ===========  ============  ============  ============

Shares used in the computation of net
  loss per share                             14,686,844    10,755,941    14,675,426     9,758,207
                                             ===========  ============  ============  ============

See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           1998            1997
                                                                       ------------    ------------
Operating Activities
Net loss                                                               $(10,253,969)   $(12,670,265)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                             866,676         487,913
  Purchased research and development                                                      9,200,000
  Stock options issued to advisors and others                               230,000       1,010,200
  Minority interest in loss of consolidated subsidiary                     (168,145)
  Changes in operating assets and liabilities:
      Accounts receivable                                                 2,091,348      (2,304,193)
      Inventories                                                        (3,497,175)     (1,894,509)
      Prepaid expenses and other current assets                             860,886      (1,992,773)
      Accounts payable                                                   (2,466,501)        905,973
      Accrued liabilities                                                (1,672,905)      1,267,218
                                                                       ------------    ------------
Net cash used in operating activities                                   (14,009,785)     (5,990,436)

Investing activities
(Purchase) sale of short-term investments                                 5,261,372      (5,806,947)
Restricted cash used to (secure) retire credit line                       2,100,000      (1,100,000)
Purchase of property and equipment                                         (803,452)       (126,197)
Other                                                                      (233,041)        (79,411)
                                                                       ------------    ------------
Net cash provided (used) by investing activities                          6,324,879      (7,112,555)

Financing activities
Net borrowings (repayments) under line of credit                         (1,845,192)       (800,000)
Proceeds from exercise of stock options and warrants                        216,425      24,422,856
Other                                                                                         9,874
                                                                       ------------    ------------
Net cash provided (used) by financing activities                         (1,628,767)     23,632,730

Net increase (decrease) in cash and cash equivalents                     (9,313,673)     10,529,739
Cash and cash equivalents at beginning of period                          9,722,514         173,610
                                                                       ------------    ------------

Cash and cash equivalents at end of period                             $    408,841    $ 10,703,349
                                                                       ============    ============

Supplemental disclosure of non cash activities (business acquisition):
  Fair value of tangible assets                                                          $9,154,500
  Purchased research and development                                                      9,200,000
  Liabilities assumed                                                                    (5,869,500)
  Stock issued                                                                          (12,015,000)
                                                                       ------------    ------------
  Cash paid                                                            $          0    $    470,000
                                                                       ============    ============

See notes to condensed unaudited financial statements

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1:   General

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at September 30, 1998 and the results of operations and cash flows for the three and six month periods ended September 30, 1998 and 1997. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The financial information in this quarterly report should be read in conjunction with the March 31, 1998 consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K (as amended) for the fiscal year ended March 31, 1998.

     The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its products. In addition, the Company intends to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for its technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in new business enterprises. The Company's ability to meet its working capital needs will be dependent on its ability to achieve sales targets, profitability, and a positive cash flow from operations.

     The Company believes that its present liquid assets and cash to be generated by sales of its inventories (including substantial amounts of reserved inventory) will be sufficient to meet its working capital requirements through at least March 31, 1999. Any significant uninsured settlement or judgment associated with the class action litigation (see Note 2) would seriously affect the Company's ability to satisfy its working capital requirements.

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


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

Results of Operations

     The Company's net sales for the quarter and six months ended September 30, 1998 (the "1998 Periods") increased by 9% to $3,325,000 for the quarter and by 32% to $6,807,000 for the six month period as compared to the quarter and six month periods ended September 30, 1997 (the "1997 Periods"). The increases were attributable to the sales generated by Ophthalmic Imaging Systems (OIS), and EyeSys Technologies, Inc. (EyeSys), which were acquired between September 30, 1997 and February 28, 1998, offset by declining sales of dental products following the Company's disagreement with a national distributor of dental products (on whom the Company had previously relied to distribute certain of its products).

     Cost of sales increased 96% to $3,514,000 during the three months ended September 30, 1998 and 126% to $6,971,000 during the six months ended September 30, 1998 from $1,789,000 and $3,085,000 during the corresponding 1997 Periods. These increases were attributable to the higher sales levels and under-absorption of manufacturing personnel and overhead costs at the Company's Irvine facility, as well as higher costs for product warranties and associated customer support. Spending controls, which began to take effect during the three months ended September 30, 1998, were more than offset by a $580,000 reserve for additional excess inventory quantities recorded during that period, resulting in a higher cost of sales percentage than reported for the first quarter of the year.

     Selling and marketing expenses increased 109% to $1,871,000 during the three months ended September 30, 1998 and 138% to $4,070,000 during the six months ended September 30, 1998 from $894,000 and $1,709,000 reported for the
corresponding 1997 Periods.   Selling and marketing expenses of OIS (which were
not included in the 1997 Periods), accounted for approximately one-half of the increases. Other factors which contributed to the increases during the 1998 Periods included the resumption of direct sales activities for dental products and a $180,000 bad debt provision during the second quarter for two specific accounts. Dental products' selling and marketing expenses for the three months ended September 30, 1998 were lower than those reported for the first quarter due to the lower level of trade show activity that typically occurs during the summer months.

     Research and development expenses increased 117% to $1,459,000 during the three months ended September 30, 1998 and 124% to $2,648,000 during the six month ended September 30, 1998 as compared to those same periods of the prior year. Research and development expenses of OIS accounted for approximately one-fourth of the increases. The balance of the increases arose from personnel additions, outside services, and component costs associated with new product development (both dental and ophthalmic products) at the Company's Irvine facility.

     General and administrative expenses increased 207% to $1,965,000 during the three months ended September 30, 1998 and 258% to $3,596,000 during the six months ended September 30, 1998 from $640,000 and $1,004,000 reported for the corresponding 1997 Periods. Approximately one-third of the increases resulted from the OIS acquisition. Legal and accounting fees totaled almost $800,000 and $1,000,000 during the 1998 Periods as compared to less than $100,000 and $150,000 during the corresponding 1997 Periods. These increases ensued from the resignation of the Company's former auditors and the resulting need to have audits performed for two fiscal years, as well as class action litigation and SEC/Nasdaq inquiries that arose during the quarter ended June 30, 1998. Increases in accounting, human resources, and other administrative personnel at the Company's Irvine facility also contributed to the increases during the 1998 Periods.

     During the three months ended September 30, 1997, the Company acquired EyeSys Technologies and wrote-off $9,200,000 of in-process research and development and $2,147,000 of merger related and integration costs. No business acquisitions have occurred during the 1998 Periods.

     Net interest income decreased to $10,000 and $57,000 during the 1998 Periods from $332,000 and $502,000 recognized during the prior year periods. These declines reflecting the decreased cash available for the Company to invest, following the declines in sales levels for laser products, the higher operating expenses discussed above, business acquisitions, and inventory increases.


Liquidity and Capital Resources

     The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including an initial public offering in December 1994, a secondary public offering in October 1996, the exercise of publicly traded warrants and stock options, revenues from operations, and proceeds from a Small Business Innovative Research Grant. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

     At September 30, 1998, the Company had unrestricted cash and short-term investments of $4,814,000 and its working capital was $8,871,000. The decrease in cash and short-term investments since March 31, 1998 was primarily the result of the losses for the 1998 Periods, increased by working capital changes during the period, including the continued receipt of inventory purchases commitments that had been made during the prior fiscal year. Cash flow during the 1997 Periods was positive as the net result of capital stock transactions, reduced by operating requirements and investing activities.

     The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development activities, the scope and results of preclinical studies and clinical trials, the costs and timing of regulatory approvals, the rate of technology advances by the Company, competitive conditions within the medical laser industry, the maintenance of manufacturing capacity, the outcome of the class action lawsuits and the establishment of collaborative marketing and other relationships which may either involve cash infusions to the Company, or require additional cash from the Company. The Company's ability to meet its working capital needs will be dependent on its ability to achieve sales targets, profitability and a positive cash flow from operations. No assurance can be given that the Company will be able to achieve sales targets, profitable operations or a positive cash flow from operations.

     The Company believes that its present liquid assets and cash to be generated by sales of its inventories (including substantial amounts of reserved inventory) will be sufficient to meet its working capital requirements through at least March 31, 1999. Any significant uninsured settlement or judgment associated with the class action litigation would seriously affect the Company's ability to satisfy its working capital requirements. If additional capital is required, the Company would explore several financing alternatives including stock issuances, licensing of technology and marketing rights, and/or bank financing. There can be no assurances that the Company would be successful in obtaining additional financing.


Year 2000 Issues

     During the quarter ended September 30, 1998, the Company upgraded its computerized accounting system to a release that is compliant with Year 2000 dating sensitivities. The costs of this upgrade were minimal. The Company has not prepared a formal assessment of the internal and external Year 2000 issues that would have a significant impact on its products. The Company's laser products are not date sensitive. Diagnostic products, on the other hand, contain date sensitive data bases. The Company's internal software engineers are developing a plan to have a test version of the new software available by mid-1999. The costs of software modification are not expected to be material. Any diagnostic products currently in the market that are covered by a warranty will be upgraded at no charge to the customer. The Company plans to charge upgrade fees for previously sold products that are outside of the warranty period. The Company expects that its existing warranty reserves will be adequate to absorb the upgrade costs.


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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

No disclosure required.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

Securities Class Action

     On May 1, 1998, a class action suit (the "Valenti Litigation") was commenced in the United States District Court for the Central District of California pursuant to federal securities laws on behalf of purchasers of the Company's securities during the period from February 12, 1998 through April 15, 1998. The complaint alleges that the Company and certain of its officers and directors violated the federal securities laws by issuing false and misleading statements and omitting material facts regarding the Company's financial results and operations during such period. Among other things, the complaint alleges that the defendants materially misstated the Company's financial results for the fiscal quarter ended December 31, 1997 and that as a result of such misstatements, the plaintiff suffered damages as a result of a decrease in the market price of the Company's publicly traded securities.

     After the filing of such complaint, a number of similar complaints have also been filed in the United States District Court for the Central District of California, and the California Superior Court for the County of Orange, seeking certification as class actions, and covering class periods commencing as early as May 7, 1997. Such complaints alleged facts similar to those described above with respect to the Valenti Litigation, as well as allegations that the Company artificially inflated the price of its outstanding publicly traded securities as a result of misrepresentations relating to the market and prospects for sale of its Centauri Er:YAG laser. All of the above described complaints seek monetary damages in unspecified amounts, together with attorneys' fees, interest, costs and related remedies. The Company has been successful in having all of such securities class actions lawsuits consolidated into a single action in the federal court and a single action in the state court.

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


Investigations and Other Matters

     The Company has been the subject of recent Securities and Exchange Commission ("SEC") and Nasdaq Stock Market investigations concerning matters pertaining to the Company's revenue reporting practices, and related management issues. The Company has cooperated with both the SEC and the Nasdaq in connection with both of these investigations. These investigations, the Company believes, generally relate to whether the Company, in SEC filings and press releases issued prior to the end of the 1998 fiscal year, properly recognized revenues for transactions occurring during fiscal 1997, and during interim periods of fiscal 1998. To date, the SEC has not indicated that it is seeking to impose any penalties on the Company or that it has made any specific finding with respect to the Company's accounting practices. In July 1998, the Nasdaq Stock Market notified the Company of a proposed delisting of the Company's securities from the Nasdaq Stock Market. The Company filed an appeal of this proposed action and attended a hearing on September 17, 1998. On October 21, 1998 the Company received notification that the Nasdaq Listing Qualifications Panel had determined that the trading of the Company's stock and warrants would resume, effective October 22, 1998. That notification indicated that the decision of the panel was subject to later review by the Nasdaq Listing and Hearing Review Council.

     The Company is also involved in various disputes and other lawsuits from time to time arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of any of such litigation, as well as the matters described above, may adversely affect the Company.

Item 2.   Changes in Securities.
          ----------------------

     Not applicable.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

     Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     Not Applicable.

Item 5.   Other Information.
          ------------------

     None.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits:

          27  Financial Data Schedule (filed herewith)

     (b)  Reports on Form 8-K:

     None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PREMIER LASER SYSTEMS, INC.
Dated: November 16, 1998           By: /s/ COLETTE COZEAN
                                       -----------------------------------------
                                       Colette Cozean, Chief Executive Officer
                                       (duly authorized officer)


Dated: November 16, 1998           By: /s/ CHARLES J. OLSON
                                       -----------------------------------------
                                       Charles J. Olson, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)