Form 10-Q
period 1998-12-31
PREMIER LASER SYSTEMS INC
filed 1999-02-16
CIK 878543

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

                                       OR

[_]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                        Commission file number 0-13966
                                               -------

                          PREMIER LASER SYSTEMS, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                  33-0472684
             ----------                                  ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


                      3 Morgan, Irvine, California 92618
                      ----------------------------------
                   (Address of principal executive offices)


                                 (949) 859-0656
                                 --------------
              (Registrant's telephone number including area code)


                     _____________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (December 31, 1998):

                Class A Common Stock:         14,712,278 Shares
                Class E-1 Common Stock:        1,257,461 Shares
                Class E-2 Common Stock:        1,257,461 Shares

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                          PREMIER LASER SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      December 31,      March 31,
                                                                          1998            1998
                                                                      ------------    ------------
                                                                      (Unaudited)
                             Assets
Current assets:
    Cash and cash equivalents                                         $    349,022    $  9,722,514
    Short-term investments                                               1,159,426       9,666,918
    Restricted cash                                                         50,000       2,150,000
    Accounts receivable, net of allowance for sales returns
      and doubtful accounts of $1,475,625 at December 31,
      1998 and $1,169,164 at March 31, 1998                              2,261,413       4,952,892
    Inventories                                                          6,980,049       4,482,698
    Prepaid expenses and other current assets                            1,308,042       2,528,996
                                                                      ------------    ------------
Total current assets                                                    12,107,952      33,504,018
Property and equipment, net                                              2,360,700       1,778,423
Intangibles, net                                                        12,056,866      11,991,679
Other assets                                                                 6,432         434,300
                                                                      ------------    ------------
Total assets                                                          $ 26,531,950    $ 47,708,420
                                                                      ============    ============

               Liabilities and shareholders' equity

Current liabilities:
    Accounts payable                                                  $  2,572,042    $  5,510,692
    Line of credit                                                         139,700       2,068,163
    Accrued compensation and related costs                                 692,497         964,691
    Other current liabilities                                            4,501,940       5,943,685
                                                                      ------------    ------------
Total current liabilities                                                7,906,179      14,487,231
                                                                      ------------    ------------

Minority interest                                                        1,445,839       1,764,736
                                                                      ------------    ------------
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares--8,850,000
    Issued and outstanding shares--none
  Common stock, Class A, no par value:
    Authorized shares--35,600,000
    Issued and outstanding shares--16,962,278 at December 31,
      1998, which includes 2,250,000 subject to issuance
      for shareholder litigation settlement, and 14,649,421 at
      March 31, 1998                                                    91,550,135      83,546,913
  Common stock, Class E-1, no par value:
    Authorized shares--2,200,000
    Issued and outstanding shares--1,257,461 at December 31, 1998
      and March 31, 1998                                                 4,769,878       4,769,878
  Common stock, Class E-2, no par value:
    Authorized shares--2,200,000
    Issued and outstanding shares--1,257,461 at December 31, 1998
      and March 31, 1998                                                 4,769,878       4,769,878
  Warrants and options                                                   1,723,842       1,723,842
  Accumulated deficit                                                  (85,633,801)    (63,354,058)
                                                                      ------------    ------------
Total shareholders' equity                                              17,179,932      31,456,453
                                                                      ------------    ------------
Total liabilities and shareholders' equity                            $ 26,531,950    $ 47,708,420
                                                                      ============    ============

            See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                       Three Months Ended              Nine Months Ended
                                                           December 31,                   December 31,
                                                   ---------------------------    ----------------------------
                                                       1998           1997            1998            1997
                                                                    (Restated)                     (Restated)
                                                   ------------    -----------    ------------    ------------
Net sales                                          $  3,467,974    $ 3,568,956    $ 10,274,645    $  8,726,170
Cost of sales                                         3,343,549      2,305,366      10,314,851       5,390,809
                                                   ------------    -----------    ------------    ------------
Gross profit (loss)                                     124,425      1,263,590         (40,206)      3,335,361

Selling and marketing expenses                        2,446,185      1,474,385       6,516,347       3,183,717
Research and development expenses                     1,205,208        832,835       3,853,120       2,015,907
General and administrative expenses                   1,054,867        843,923       4,650,980       1,848,165
Shareholder litigation settlement expense             7,831,770            -         7,831,770             -
In-process research and development acquired
  in the EyeSys Technologies acquisition                    -              -               -         9,200,000
Merger related and integration costs                        -              -               -         2,146,912
                                                   ------------    -----------    ------------    ------------
Loss from operations                                (12,413,605)   (11,887,553)    (22,892,423)    (15,059,340)
Minority interest in loss of consolidated
  subsidiary                                            150,752            -           318,897             -
Interest income, net                                    237,079        224,824         293,783         726,346
                                                   ------------    -----------    ------------    ------------
Net loss                                            (12,025,774)    (1,662,729)    (22,279,743)    (14,332,994)
Other comprehensive income                                  -              -               -               -
                                                   ------------    -----------    ------------    ------------
Comprehensive loss                                 $(12,025,774)   $(1,662,729)   $(22,279,743)   $(14,332,994)
                                                   ============    ===========    ============    ============
Basic and diluted net loss per share               $      (0.76)   $     (0.14)   $      (1.48)   $      (1.34)
                                                   ============    ===========    ============    ============
Weighted average shares used in the
  computation of net loss per share                  15,788,666     12,219,786      15,061,581      10,725,769
                                                   ============    ===========    ============    ============

            See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                     December 31,
                                                                             ----------------------------
                                                                                 1998            1997
                                                                                              (Restated)
                                                                             ------------    ------------
Operating Activities
Net loss                                                                     $(22,279,743)   $(14,332,994)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                               1,333,875         955,095
    Purchased research and development                                                          9,200,000
    Stock options issued to advisors and others                                   345,000       1,010,200
    Shareholder litigation settlement, excluding legal fees                     7,447,500             -
    Minority interest in loss of consolidated subsidiary                         (318,897)            -
    Changes in operating assets and liabilities:
      Accounts receivable                                                       2,691,479      (2,185,517)
      Inventories                                                              (2,497,351)     (4,499,442)
      Prepaid expenses and other current assets                                 1,220,954      (4,897,036)
      Accounts payable                                                         (2,938,650)        598,295
      Accrued liabilities                                                      (1,713,939)        486,282
                                                                             ------------    ------------
Net cash used in operating activities                                         (16,709,772)    (13,665,117)
                                                                             ------------    ------------

Investing activities
Sale (Purchase) of short-term investments                                       8,507,492      (4,886,999)
Restricted cash used to retire (secure) credit line                             2,100,000      (1,100,000)
Investment in Ophthalmic Imaging Systems                                              -          (882,642)
Purchase of property and equipment                                               (904,030)       (249,880)
Cash acquired in purchase of EyeSys Technologies, Inc.                                -            51,355
Purchase of intangibles                                                          (649,441)       (103,305)
                                                                             ------------    ------------
Net cash provided (used) by investing activities                                9,054,021      (7,171,471)
                                                                             ------------    ------------

Financing activities
Net repayments under line of credit                                            (1,928,463)       (811,195)
Proceeds from exercise of stock options and warrants, net                         210,722      28,724,819
Proceeds from notes payable and capital lease obligations                             -           231,669
                                                                             ------------    ------------
Net cash (used) provided by financing activities                               (1,717,741)     28,145,293
                                                                             ------------    ------------
Net (decrease) increase in cash and cash equivalents                           (9,373,492)      7,308,705
Cash and cash equivalents at beginning of period                                9,722,514         173,610
                                                                             ------------    ------------
Cash and cash equivalents at end of period                                   $    349,022    $  7,482,315
                                                                             ============    ============

Supplemental disclosure of non cash activities (business acquisition):
    Fair value of tangible assets                                                     -         9,154,500
    Purchased research and development                                                -         9,200,000
    Liabilities assumed                                                               -        (5,869,500)
    Stock issued                                                                      -       (12,015,000)
                                                                             ------------    ------------
    Cash paid                                                                         -      $    470,000
                                                                             ============    ============

           See notes to condensed consolidated financial statements

                          PREMIER LASER SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1:  General

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position of the Company at December 31, 1998 and the results of operations and cash flows for the three and nine month periods ended December 31, 1998 and 1997. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

     In March 1994, the Company initiated litigation against IFS in the United States District Court for the Central District of California. The Company's complaint alleges that IFS and two of its officers misrepresented IFS' ability to supply optical fibers, and that IFS breached its supply agreement and certain warranties. In April 1994, IFS filed a cross-complaint alleging breach of contract and intentional interference with prospective economic advantage, seeking declaratory relief that the contract has been terminated and that IFS is free to market its fiber optics to others. In July 1994, Coherent, Inc. a major shareholder of IFS and a manufacturer of medical lasers which employ IFS optical fibers, joined the lawsuit for the express purpose of defending their rights to the IFS optical fibers. In May 1995, the Company instituted litigation concerning this dispute in Orange County, California Superior Court against Coherent, Westinghouse Electric Corporation ("Westinghouse") and an individual employee of Westinghouse who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit and interfered with the Company's contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995, the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by the Company in the federal action.

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

     The Company and certain of its officers and directors have been named in a number of securities class action lawsuits which allege violations of the Securities Exchange Act or the California Corporations Code. The plaintiffs seek damages on behalf of classes of investors who purchased the Company's stock between May 7, 1997 and April 15, 1998. The complaints allege that the Company misled investors by failing to disclose material information and making material misrepresentations regarding the Company's business operations and projections. The Company has been successful in having all of such securities class actions lawsuits consolidated into a single action in the federal court and a single action in the state court. The Company has also been named in a shareholder derivative action purportedly filed on its behalf against certain officers and directors arising out of the same alleged acts. The Company has reached an agreement in principle with lead plaintiffs and their counsel to settle the class and derivative actions. Under the terms of the agreement in principle, in exchange for a release of all claims, the Company would pay 2,250,000 shares of common stock and $4,600,000 in cash. The cash portion of the settlement would be paid by the Company's insurance carrier. Completion of the settlement is subject to execution of the final settlement agreement, court approval and certain other conditions. If the settlement is not completed, is not approved or is not consummated for any reason, the parties would continue to litigate the actions. Although the Company intends to vigorously defend itself in the actions, the ultimate outcome is uncertain and no provision for any alternative form of settlement or other adverse resolution of the actions has been reflected in the accompanying financial statements. Any significant adverse resolution of the actions would seriously impact the Company's financial condition. The Company maintains insurance coverage for these types of actions and has filed claims with the carrier. The policy has a limit of $5 million and a $250,000 deductible amount.

     In accordance with the terms of the agreement in principle to settle class and derivative actions, the Company established a reserve during the three months ended December 31, 1998 for the issuance of 2,250,000 shares of common stock. These shares were valued at a price of $3.31 per share which was the closing price of the Company's stock on November 18, 1998, the effective date of the proposed settlement agreement. The Company has included approximately $384,000 of associated legal and professional fees in this reserve, but has not included in the reserve approximately $4,600,000 in cash that would be paid by the Company's insurers.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

     The following discussion and other sections of this Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including without limitation those identified in the Company's Annual Report on Form 10-K for the year ended March 31, 1998, as amended, under the section entitled "Risk Factors." Such risks, and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "expects", "intends", "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlaying assumptions, are forward-looking statements. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission ("SEC") or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

     The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC that discuss the Company's business in greater detail and attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business in the future.

Results of Operations

     The Company's net sales for the three months and nine months ended December 31, 1998 (the "1998 Periods") decreased by 3% to $3,468,000 for the quarter and increased by 18% to $10,275,000 for the nine month period as compared to the quarter and nine month periods ended December 31, 1997 (the "1997 Periods"), respectively. The decrease for the three months ended December 31, 1998 was primarily due to declining sales of dental products following the Company's disagreement with a national distributor of dental products (on whom the Company had previously relied to distribute certain of its products) offset by increased sales generated by Ophthalmic Imaging Systems (OIS), and EyeSys Technologies, Inc. (EyeSys), which were acquired between September 30, 1997 and February 28, 1998. The increase in the Company's net sales for the nine months ended December 31, 1998 was primarily attributable to sales of ophthalmic products manufactured by the Company's 51%-owned subsidiary, Ophthalmic Imaging Systems (OIS), which was not included in the 1997 Periods.

     Cost of sales increased 45% to $3,344,000 during the three months ended December 31, 1998 and 91% to $10,315,000 during the nine months ended December 31, 1998 from $2,305,000 and $5,391,000 during the corresponding 1997 Periods. These increases were attributable to the higher sales volume and under-absorption of manufacturing personnel and overhead costs at the Company's Irvine facility, and included reserves recorded for additional excess inventory quantities of $580,000 during the three months ended September 30, 1998, and $511,000 during the three months ended December 31, 1998.

     Selling and marketing expenses increased 66% to $2,446,000 during the three months ended

December 31, 1998 and 105% to $6,516,000 during the nine months ended December 31, 1998 from $1,474,000 and $3,184,000 reported for the corresponding 1997 Periods. Selling and marketing expenses of OIS (which were not included in the 1997 Periods), accounted for approximately one-half of the increases during each 1998 Period. Dental products' selling and marketing expenses for the three months ended December 31, 1998 were higher than previous quarters due to seasonal increases in trade show activity, advertising, and promotional efforts that typically occur during the fall months. Other factors which contributed to the increases during the 1998 Periods included the expense of conferences and seminars associated with the Company's product offerings.

     Research and development expenses increased 45% to $1,205,000 during the three months ended December 31, 1998 and 91% to $3,853,000 during the nine months ended December 31, 1998 as compared to the corresponding 1997 Periods. Research and development expenses of OIS accounted for approximately two-thirds of the increase during the quarter ended December 31, 1998 as compared to the corresponding 1997 Period, and approximately one-third of the increase during the nine months ended December 31, 1998 as compared to the corresponding 1997 Period. The balance of the increases arose from personnel additions, professional services, and component costs associated with new product development (both dental and ophthalmic products) at the Company's Irvine facility.

     General and administrative expenses increased 25% to $1,055,000 during the three months ended December 31, 1998 and 152% to $4,651,000 during the nine months ended December 31, 1998 from $844,000 and $1,848,000 reported for the corresponding 1997 Periods. General and administrative expenses of OIS accounted for substantially all of the increase during the quarter ended December 31, 1998 as compared to the corresponding 1997 Period, and approximately one-third of the increase during the nine months ended December 31, 1998 as compared to the corresponding 1997 Period. Legal and accounting fees also contributed to the increases during the 1998 Periods as compared to the 1997 Periods. These increases ensued from the resignation of the Company's former auditors and the resulting need to have audits performed for two fiscal years, as well as class action litigation and SEC/Nasdaq inquiries that arose during the quarter ended June 30, 1998. Hiring of additional accounting, human resources, and other administrative personnel at the Company's Irvine facility further contributed to the increases during the 1998 Periods.

     In September 1997, the Company acquired EyeSys Technologies and wrote-off $9,200,000 of in-process research and development and $2,147,000 of merger related and integration costs. No business acquisitions have occurred during the 1998 Periods.

     During the three months ended December 31, 1998, the Company reached an agreement in principle with lead plaintiffs and their counsel to settle the class and derivative actions. Under the terms of the agreement in principle, in exchange for a release of all claims, the Company would pay 2,250,000 shares of common stock and $4,600,000 in cash. The cash portion of the settlement would be paid by the Company's insurance carrier. Completion of the settlement is subject to the execution of the final settlement agreement, court approval and certain other conditions. In accordance with the terms of the agreement in principle to settle class and derivative actions, the Company established a reserve during the three months ended December 31, 1998 for the issuance of 2,250,000 shares of common stock. These shares were valued at a price of $3.31 per share which was the closing price of the Company's stock on November 18, 1998, the effective date of the proposed settlement agreement. The Company has included approximately $384,000 of associated legal and professional fees in this reserve, but has not included in the reserve approximately $4,600,000 in cash that would be paid by the Company's insurers.

     Net interest increased by 5% to $237,000 for the quarter and decreased by 60% to $294,000 for the nine month period ended December 31, 1998 as compared to the corresponding 1997 Periods. The increase is primarily attributable to the maturity of short term bond investments during the quarter ended December 31, 1998. The decline in interest income for the nine months ended December 31, 1998 reflects the decreased cash available for the Company to invest, following the declines in sales levels for laser products, the higher operating expenses discussed above, business acquisitions, and inventory increases.

Liquidity and Capital Resources

     The Company's operations have been financed through the proceeds from the sale of the Company's equity securities, including an initial public offering in December 1994, and a secondary public offering in October 1996, the exercise of publicly traded warrants and stock options, revenues from operations, and proceeds from a Small Business Innovative Research Grant. The Company's principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of an ophthalmic and a surgical sales force, the development of marketing programs and the acquisition and/or licensing of patents.

     At December 31, 1998, the Company had unrestricted cash and short-term investments of $1,508,000 and its working capital was $4,202,000. The decrease in cash and short-term investments since March 31, 1998 was primarily the result of the losses for the 1998 Periods, increased by working capital changes during the period, including the continued receipt of inventory purchases commitments that had been made during the prior fiscal year. Cash flow during the 1997 Periods was positive as the net result of capital stock transactions, reduced by operating requirements and investing activities.

     The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development activities, the scope and results of pre-clinical studies and clinical trials, the costs and timing of regulatory approvals, the rate of technology advances by the Company, competitive conditions within the medical laser industry, the maintenance of manufacturing capacity, the outcome of the class action lawsuits and the establishment of collaborative marketing and other relationships which may either involve cash infusions to the Company, or require additional cash from the Company. The Company's ability to meet its working capital needs will be dependent on its ability to achieve sales targets, profitability and a positive cash flow from operations. No assurance can be given that the Company will be able to achieve sales targets, profitable operations or a positive cash flow from operations.

     The Company believes that its present liquid assets and cash to be generated by sales of its inventories (including substantial amounts of reserved inventory) will be sufficient to meet its working capital requirements through at least March 31, 1999. Any significant uninsured settlement or judgment associated with the class action litigation would materially adversely affect the Company's ability to satisfy its working capital requirements. If additional capital is required, the Company would consider several financing alternatives including the issuance of securities, licensing of technology and marketing rights, and/or bank financing. There can be no assurances that the Company would be successful in obtaining additional financing.

Year 2000 Issues

     During the quarter ended September 30, 1998, the Company upgraded its computerized accounting system to a release that is compliant with Year 2000 dating sensitivities. The costs of this upgrade were minimal. The Company has not prepared a formal assessment of the internal and external Year 2000 issues that would have a significant impact on its products. The Company's laser products are not date sensitive. Diagnostic products, on the other hand, contain date sensitive data bases. The Company's internal software engineers are developing a plan to have a test version of the new software available by mid-1999. The costs of software modification are not expected to be material. Any diagnostic products currently in the market that are covered by a warranty will be upgraded at no charge to the customer at an insignificant cost to the company. The Company plans to charge upgrade fees for previously sold products that are outside of the warranty period. The Company expects that its existing warranty reserves will be adequate to absorb the upgrade costs.

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

Not applicable.

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

     The Company has also been named as a nominal defendant in a shareholder derivative lawsuit filed in the Orange County, California Superior Court, in a case captioned Eskeland vs. Cozean, et al. The complaint was filed by a shareholder of the Company, on behalf of the Company, against certain of the Company's current and former officers and directors, including Colette Cozean, Michael Hiebert, Richard Roemer, Ronald Higgins, Patrick Day, Grace Chin-Hsin Lin, G. Lynn Powell, and E. Donald Shapiro. The complaint alleges, among other things, that such persons violated their fiduciary duty to the Company by exposing the Company to liability under the securities laws, failing to ensure that the Company maintained adequate accounting controls, and related alleged actions and omissions. Although the Company is a named defendant, the lawsuit seeks to recover damages from the individual defendants on behalf of the Company. Accordingly, it is not clear whether the Company will have any liability or incur any material loss as a result of being named as a defendant in this matter.

     The Company has announced that it has reached agreement in principle with lead plaintiffs and their counsel to settle the class action and shareholder derivative lawsuits.

     A settlement agreement is currently being prepared by the parties and when executed will be submitted to the courts for the purpose of giving notice to the plaintiffs and seeking judicial approval.

Under the agreement in principle, in exchange for a release of all claims, the company will pay 2,250,000 shares of common stock and $4.6 million in cash. The cash portion of the settlement will be paid by the company's insurance carrier. Completion of the settlement is subject to execution of the final settlement agreement, court approval and certain other conditions. In the settlement agreement, the defendants will continue to deny any wrongdoing.

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

     The Company is also involved in various disputes and other lawsuits from time to time arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of any of such lawsuits or disputes, as well as the matters described above, may adversely affect the Company.

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



                                  PREMIER LASER SYSTEMS, INC.


Dated: February 12, 1999          By: /s/ COLETTE COZEAN
                                      ------------------------------------------
                                      Colette Cozean, Chief Executive Officer
                                      (duly authorized officer)


Dated: February 12, 1999          By: /s/ ROBERT V. MAHONEY
                                      ------------------------------------------
                                      Robert V. Mahoney, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)