Form 10-K
period 1999-03-31
PREMIER LASER SYSTEMS INC
filed 1999-06-29
CIK 878543

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 1999.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to ____________.

                         Commission file number 0-25242


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

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (949) 859-0656

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Class A Common Stock and Class B Warrants
                    -----------------------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $32,019,546 on June 25, 1999, based upon the closing sale price of such stock on June 25, 1999.

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
         As of June 25, 1999:

             Class A Common Stock:             14,961,436 Shares
             Class E-1 Common Stock:            1,257,461 Shares
             Class E-2 Common Stock:            1,257,461 Shares

         DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933:
None.

                                     PART I

ITEM 1.  BUSINESS.

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO PREMIER LASER SYSTEMS, INC. (THE "COMPANY" OR "PREMIER") THAT ARE BASED ON THE BELIEFS OF MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE PRINCIPALLY CONTAINED IN THE SECTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND INCLUDE, WITHOUT LIMITATION, OUR EXPECTATIONS AND ESTIMATES AS TO OUR BUSINESS OPERATIONS, INCLUDING THE INTRODUCTION OF NEW PRODUCTS, AND FUTURE FINANCIAL PERFORMANCE, INCLUDING GROWTH IN REVENUES AND NET INCOME AND CASH FLOWS. IN ADDITION, IN THOSE AND OTHER PORTIONS OF THIS ANNUAL REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF OUR MANAGEMENT, WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT.


                                    BUSINESS

OVERVIEW

         Premier develops, manufactures and markets several lines of proprietary medical lasers, fiberoptic delivery systems and associated products for a variety of dental, ophthalmic and surgical applications. In addition, through EyeSys, we develop, manufacture and market diagnostic systems which provide ophthalmic practitioners with images of the shape and curvature of the human cornea. Premier's majority owned subsidiary, OIS, is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field.

         Premier commenced operations in August 1991 after acquiring substantially all of the assets of Pfizer Laser Systems, a division of Pfizer HPG which is a wholly-owned subsidiary of Pfizer, Inc. In 1993, Premier acquired from Proclosure, Inc. technology, assets and proprietary rights relating to a laser system for tissue fusion, and completed its initial public offering of securities in 1994. In September 1997, Premier acquired EyeSys in exchange for cash and securities. Premier acquired a majority of the outstanding common stock of OIS in several transactions commencing in October 1997 and ending in February 1998. As of this date, Premier remains a majority shareholder of OIS. OIS held its annual shareholders' meeting on January 18, 1999. At that meeting, Premier's proposed slate of board of directors was elected. On March 7, 1999, Premier and OIS entered into a Letter Agreement under which Premier committed to undertake OIS' manufacturing operations.

         Premier has made a proposal to the OIS board of directors under which Premier would acquire the remaining shares of OIS not already owned by Premier. This proposal was rejected, but additional discussions for such a transaction may occur in the future.

     LASER BUSINESS

         Our lasers and related products use the controlled application of thermal, acoustic and optical energy to allow the physician or dentist to perform selected minimally invasive procedures which in some cases, compared to conventional techniques not involving the use of lasers, vaporize or sever tissue with minimal blood loss and scarring, increase patient comfort and reduce patient treatment time and treatment costs. We currently market certain of these lasers for dentistry, ophthalmology and surgery.

         In our laser business, we participate in three market segments: dentistry, ophthalmology and surgery. Some of our innovations include:

     o   the first laser cleared for use on hard tissue (teeth) in dentistry
     o   the first diode laser in dentistry
     o   the first laser in clinical trials for cataract removal
     o   the first Erbium:YAG laser for smoothing of skin
     o   the first laser in clinical trials for tissue melding

         Although we have received more than 100 clearances from the FDA in multiple specialty areas to market our laser products for a variety of medical applications, due to limited financial resources we have initially focused our marketing efforts on dental lasers which we believe have the most promise for commercial success. We initiated marketing efforts in ophthalmology in 1997. As resources permit, we plan to commence marketing efforts with respect to other medical applications which we believe may also be commercially viable.

     CORNEAL TOPOGRAPHY BUSINESS

         EyeSys designs, develops and markets a line of noninvasive diagnostic imaging systems for use by ophthalmologists and optometrists in surgical planning and evaluation, diagnosis of corneal diseases and contact lens fitting. Founded in 1986, EyeSys has installed more than 3,500 systems.

         The EyeSys System 2000 and Vista products each combine proprietary hardware used for capturing an image and a personal computer to control the hardware and to run the software. The output of these systems is a color- coded map of the shape and curvature of the human cornea that vision care professionals can easily interpret and utilize for treatments such as vision correction and cataract surgery and corneal transplants, for diagnosis of astigmatisms and corneal diseases, and for contact lens fitting and custom lens manufacturing.

     OCULAR IMAGING BUSINESS

         OIS, which commenced business in 1986, is engaged in the business of designing, manufacturing, and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. OIS's current flagship products are its digital imaging systems, the WinStation 1024(TM) and WinStation 640(TM). These WinStation products are targeted primarily at retinal specialists and general ophthalmologists. OIS's WinStation systems are primarily used by ophthalmologists to perform a diagnostic test of the blood flow in the patient's retina. This procedure is used to diagnose and monitor diseases and provide important information in making treatment decisions. OIS also recently showed a digital fundus imager, which provides similar diagnostic capabilities, except that it provides a continuous image rather than a single frame image, and it will be sold at a lower price. In addition, OIS plans to market a Digital Slit Lamp which will be used to obtain live motion images of the surface of the eye.

         OIS has experienced operating losses for each fiscal year since its initial public offering in 1992. OIS expects to continue to incur operating losses for the foreseeable future and while a goal of the combined ophthalmic businesses is to achieve profitability through consolidation, we cannot assure you that OIS will be able to achieve or sustain significant revenues or profitability in the future.

MARKET OVERVIEW

     DENTAL AND PERIODONTAL LASER MARKET

         The current market for laser equipment in dental procedures is comprised of hard and soft tissue procedures, composite curing and teeth whitening.

         HARD TISSUE PROCEDURES, INCLUDING CAVITY PREPARATION. Potential dental laser applications for procedures on teeth, also known as hard tissue procedures, include pit and fissure sealing, etching, caries removal and cavity preparation. Based on user feedback from our clinical sites, we believe that the use of a laser in dentistry reduces the pain associated with various traditional procedures performed with a dental drill. On May 7, 1997, our Er:YAG laser was cleared to market for tooth etching, caries removal and cavity preparation. This laser was the first to be cleared by the FDA for these procedures. We commenced marketing of the Er:YAG laser for these procedures shortly after receipt of FDA clearance.

         SOFT TISSUE. The dental laser can be used for selected periodontal procedures and to treat early gum disease, postponing or in some cases eliminating the need for conventional periodontal surgery and providing the opportunity for overall cost savings. While we have clearance to market six lasers for soft tissue dental procedures, including the Aurora diode laser and Centauri Er:YAG laser, we focus our marketing efforts on our Aurora diode laser in this area. The Aurora also is the only diode laser with clearance for procedures involving removal of the pulp of the tooth.

         COMPOSITE CURING. Composites are rapidly replacing gold and silver fillings as the material of choice for restoration of cavities, because they more closely match the color of teeth and because gold and silver fillings have drawn increasing worldwide concern over safety due to the toxic gases which may be released when they are removed from teeth. Composite fillings are typically cured using a curing light which provides a broad spectrum of wavelengths. The use of the argon laser for this application has been shown to frequently result in a stronger restoration than composites cured by traditional curing lights. Our argon lasers can also be used to cure the resins used in placing veneers or bonding orthodontic brackets. Our Arago and MOD argon lasers have received FDA clearance for use in these applications.

         TEETH WHITENING. A large number of dentists use bleaching materials for teeth whitening. These materials are traditionally applied at night over a six to eight week period to whiten a patient's teeth while he or she sleeps. Lasers have been shown to facilitate the use of these light sensitive materials in the dentist's office by accelerating this process and resulting in an approximately three shade change in less than one hour. Our MOD and Arago lasers have been cleared to market for this procedure.

         CAVITY PREVENTION. We are currently conducting research and initiating clinical trials to use our lasers for cavity prevention applications. Our clinical trials are at an early stage and we cannot assure you that FDA clearance will be obtained for these applications.

     OPHTHALMIC LASER AND DIAGNOSTIC MARKET

         Because of the importance of the cornea to visual performance, virtually all ophthalmologists and optometrists have historically used a measuring instrument known as a keratometer to quantify corneal curvature, in a procedure called keratometry. This instrument obtains only four measurement points, therefore it cannot accurately measure asymmetrical curvatures. A more precise instrument, called a corneal topographer, was developed to measure the curvature of the front of the eye.

         Applications of this device include:

         o important applications in selecting the appropriate procedure for each refractive patient, preoperative surgical planning, postoperative evaluation and patient follow-up

         o improved pre-surgical planning for removal of a cloudy lens in cataract surgery, assess and correct surgically induced astigmatism, which is the most frequent complication caused by intraocular lens surgery, potentially improve the calculation of the implanted intraocular lens power, and support combination cataract/refractive surgical procedures

         o improved surgical outcomes in corneal transplants allowing the practitioner to evaluate surgical technique and adjust postoperative treatment

         o   analysis and diagnosis of astigmatism and various corneal diseases

         o   several applications in contact lens fitting and manufacturing

         The WinStation market consists of current owners of fundus cameras and anticipated purchasers of fundus cameras suitable for interfacing with the OIS's digital imaging system products. A fundus camera is a camera that produces photographs of the retina of the eye.

         Retinal specialists who number approximately 3,000 in the U.S., comprise the primary target market for digital angiography systems, which allow the visualization of the blood flow in the retina. For the past two years OIS digital imaging system sales have been driven in this segment to a large extent by a procedure known as indocyanine green angiography. This new diagnostic test procedure yields new clinically significant information that is helpful in the treatment of patients with macular degeneration, a leading cause of blindness which afflicts over 13 million people in the U.S. This procedure can only be performed using a digital imaging system. OIS introduced a digital fundus imager and Digital Slit Lamp which will allow full motion video of the eye at a relatively low cost.

         The total available market for diagnostic ophthalmic equipment consists of 16,000 ophthalmologists in the United States, 100,000 additional ophthalmologists in international markets and 36,000 optometrists in the United States.

         Following diagnostic procedures, laser systems have been used for the treatment of eye disorders for many years and are widely accepted in the ophthalmic community. Lasers have traditionally been sold for extra-ocular procedures and procedures in the back of the eye. We do not promote our lasers for these markets, which we believe are approaching saturation, but instead focus on intraocular, refractive vision correction and aesthetic procedures including anterior capsulotomy, cataract removal, glaucoma treatment, corneal sculpting and cosmetic or aesthetic skin procedures. We have developed the Centauri Er:YAG laser which is capable of performing all of these procedures, which previously typically have been performed by several different types of medical lasers. To date, however, the Centauri laser has only been cleared for some of these procedures. A summary of the procedures for which the Centauri laser has been cleared appears under "Products-Laser Products."

         CATARACT REMOVAL PROCEDURES. We believe that no medical lasers have been approved to date for cataract extraction procedures, and that medical lasers may result in less trauma and inflammation than traditional surgical methods, providing more comfort to the patient. Our Centauri Er:YAG laser has been cleared to market for anterior capsulotomy, a procedure which opens the capsule of the eye prior to the removal of the cataract. We have also completed Phase II clinical trials on the Centauri laser for the breakup of the cataract itself, as an alternative to the emulsification of the cataract by ultrasonic energy. We believe that this patented technology for use in cataract removal may provide an easier and safer method.

         TREATMENT OF GLAUCOMA. Glaucoma, a disease of the eye characterized by increased pressure within the eyeball and progressive loss of vision, has traditionally been treated with drug therapy. When drug therapy is ineffective, periodic invasive surgery may be required. In these cases, lasers may be used to open a pathway into the eye in order to relieve pressure in the eye. This procedure, which may be repeated periodically, can be performed under local anesthesia with a self closing incision on an outpatient basis. We are currently conducting clinical trials prior to seeking clearance to market our Centauri Er:YAG laser for several alternative techniques for this procedure. We do not know whether the FDA will grant clearance for these techniques, however.

         CORNEAL SCULPTING. We believe that FDA approval of excimer lasers has resulted in greater acceptance and recognition of laser refractive surgery in the ophthalmic market. Medical lasers may be used for corneal sculpting, a procedure in which the laser is used to sculpt the cornea of the eye to a desired curvature to correct nearsightedness, farsightedness or astigmatism. We plan to seek approval to market the Centauri laser for corneal sculpting and have initiated studies in preparation for regulatory submittal for this application. We do not know whether the FDA will grant clearance for this procedure, however.

         AESTHETIC SURGICAL PROCEDURES. We have received clearance for the use of our lasers in selected aesthetic procedures such as skin resurfacing and eyelid surgery. We plan to begin marketing some of these products for aesthetic applications during the current year.

     SURGICAL LASER MARKET

         Laser systems have been approved for and are currently being used in a variety of surgical applications including orthopedics, neurosurgery, urology, gastroenterology, ophthalmology, cardiology, dermatology, gynecology and plastic surgery. Although our products are cleared to market in a number of specialty areas within the surgical market, we have specifically targeted tissue melding, also known as tissue fusion, and aesthetic applications within the surgical market.

         TISSUE MELDING. We believe a significant number of wound closure procedures may be addressed with surgical lasers in conjunction with or independent of traditional sutures or staples. The clinically demonstrated benefits of the use of surgical lasers for tissue melding, as compared to sutures and staples, include fluid-static seals, immediate strength of the closure and reduced surgical time. Along with our strategic partner, we have conducted animal tests to support regulatory submittals for the use of our Polaris Nd:YAG laser in the areas of arteries, veins, blood vessels and ducts, and are currently conducting clinical studies for skin and hypospadias. We have also completed clinical trials for vasovasotomy, which is the reversal of vasectomies. These trials demonstrated a success rate of approximately 89%. We are also beginning Phase I clinical trials for the treatment of hypospadias, the lengthening of the urethra to the end of the penis in infants, in which it is anticipated that the laser's fluid-static seal may minimize post-surgical complications such as the leakage of urine which results in secondary surgical procedures. We have clearance for Phase II clinical trials for skin closure following mastectomies and eyelid surgery at five clinical sites. Artery and vein melding has been tested in animals by our strategic partner in preparation for clinical studies.

         AESTHETIC SURGICAL PROCEDURES. The market for aesthetic surgery is growing rapidly worldwide. We have a number of approvals for lasers to be used in aesthetic applications and will devote further efforts in the future to entering into and capitalizing on this market.

         We have regulatory clearance to market our products for a variety of additional applications, including in urology, orthopedics, gynecology, gastroenterology, podiatry, pulmonary and neurosurgery, among other areas. In areas where our technology is not being fully utilized, we may seek agreements to supply our products under private label for other manufacturers or may enter into strategic alliances to develop and market our lasers for other applications.

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

         Our lasers often use proprietary delivery systems to control the relative proportions of acoustic, thermal and optical energy applied to tissue resulting in enhanced cutting effects. These delivery systems include flexible fiberoptics, waveguides, articulated arms and micromanipulators or scanners which are used on a disposable or limited reuse basis, and which we expect will provide a recurring revenue stream. Our strategy is to target specific applications in the dental, ophthalmic and surgical markets, where we believe that our technology and products have competitive strengths.

         Our line of portable lasers is specifically designed for use in outpatient surgical centers and medical offices. We believe that our lasers are also well suited for the international market, particularly in facilities with many surgical suites where easy transportation of equipment is necessary. By employing techniques developed in the computer industry, we have designed a laser system that:

     o is modularly designed and uses similar components for multiple laser systems thereby reducing their overall cost

     o allows for efficient and inexpensive repair by replacing a board or assembly in the field or through the mail, reducing the need for a field service force

     o can be easily moved from the office to surgical centers because of its compact size and limited voltage requirements

Our Er:YAG lasers are currently priced from $37,000 to $126,000 and our Nd:YAG lasers are currently priced from $25,000 to $80,000. Our diode lasers are currently priced from $22,000 to $35,000 and our argon lasers are priced from $5,500 to $22,000. The prices of lasers within these ranges depend upon each model's power capability and the features offered.

         The following table presents, in summary form, our principal lasers and delivery systems, the principal applications for which we intend to use them, and the FDA status of these products.


         Product                                  Medical Application                  FDA Regulatory Status
---------------------      -------------------------------------------------------     -----------------------
Centauri (Er:YAG)          Dental--Soft Tissue.......................................  Cleared to market

                           Dental--Hard Tissue.......................................  Cleared to market

                           Ophthalmology (e.g. Anterior Capsulotomy) ................  Cleared to market

                           Ab-externo and Ab-interno Sclerostomy, Laser Lens
                           Emulsification............................................  Clinical Trials

                           Corneal Sculpting.........................................  Clinical Trials

                           General Surgery, Neurosurgery, Orthopedics,
                           Gastrointestinal and Genitourinary Procedures,
                           Urology, Gynecology and Oral Surgery......................  Cleared to market

Polaris (1.32u             Tissue Melding............................................  Clinical trials
Nd:YAG)
                           General Surgery, Ophthalmology, Arthroscopic
                           Surgery, Gastrointestinal and Genitourinary
                           Procedures, Urology, Gynecology and Oral Surgery..........  Cleared to market

Aurora (diode)             Dental--Soft Tissue.......................................  Cleared to market

                           Dental-Hygiene............................................  Cleared to market

                           Dental-Endodontics........................................  Cleared to market

                           Dental and General Surgery, Ophthalmology,
                           Arthroscopic Surgery, Gastrointestinal and
                           Genitourinary Procedures, Urology, Dermatology,
                           Plastic Surgery, Podiatry, Neurosurgery,
                           Gynecology, Pulmonary Surgery and Oral Surgery............  Cleared to market

MOD and Arago              Dental--Composite Curing..................................  Cleared to market
(argon)
                           Dental--Teeth Whitening...................................  Cleared to market

         CENTAURI ER:YAG LASER. Our Centauri Er:YAG laser is a portable Er:YAG pulsed solid state laser which generates high frequencies (up to 30Hz) at relatively low peak power. These high frequencies allow faster cutting at lower energies. The 2.9 micron wavelength of the Er:YAG is highly absorbed by water, producing a cut similar to the scalpel. The Er:YAG wavelength is delivered through a fiber optic delivery system which enables the beams to be focused and angled. These fiberoptic catheters are difficult to produce and we have invested heavily in the technology to develop fibers which can handle adequate power. We have experienced difficulties in securing a consistent and reliable source for these fibers in the past. We presently have two sources for these fibers. See "--Manufacturing and Materials" and "Legal Proceedings."

         POLARIS ND:YAG LASERS. The energy of Nd:YAG lasers is absorbed by blood in tissue and as a result these systems are the preferred lasers to limit bleeding during surgery and for procedures requiring fiberoptic delivery, such as laparoscopic surgery. The Nd:YAG fiberoptic delivery system allows the surgeon to perform surgery through small incisions, providing minimally invasive surgery to patients and usually reducing treatment costs and the length of hospital stays.

         This laser also uses our disposable unique TouchTIPS, AngleTIPS and sculptured fibers. By using the Polaris laser with TouchTIPS, the surgeon is allowed direct contact with tissue and the tactile feeling of the scalpel or other surgical instruments. We believe that the availability of these technologies permits the use of a lower power laser system.

         With the exception of Japan, China and Taiwan, we hold the proprietary rights, including several patents, to manufacture and sell the Polaris laser, a
1.32 micron Nd:YAG laser, together with specialized software and delivery systems, for tissue melding. We are developing the Polaris laser for use in cosmetic skin closures, vascular surgeries and minimally invasive surgical procedures normally performed with sutures and staples. Although the use of the Polaris laser for tissue melding is still in the clinical trial stage, and no clearance for this application has been received, we believe that tissue melding offers clinical advantages over traditional sutures and staples including fluid-static seals, immediate strength of the closure and reduced surgical time.

         AURORA DIODE LASER. The Aurora diode laser is our first semiconductor laser and is the first truly portable diode laser designed for dentistry. The Aurora diode laser replaced the 20 watt Pegasus laser for periodontal procedures, and is approximately one-fourth the size and one-half of the cost of that system. The diode wavelength is absorbed by blood and pigmentation and has been cleared for use in multiple specialties such as general surgery, ophthalmology, urology and plastic surgery. The Aurora laser, which was introduced for soft tissue dental applications in February 1996, is designed to utilize the Nd:YAG delivery systems, including TouchTIPS, AngleTIPS and sculptured fibers, for soft tissue surgery with minimal bleeding or anesthesia. The dental laser can also be used to treat early stage gum disease, postponing or in some cases eliminating the need for periodontal surgery and providing the opportunity for overall cost savings. We believe the Aurora laser compares favorably with competitive products including pulsed Nd:YAG lasers, which cannot produce the required laser settings for use with TouchTIPs, or in the new technique for the treatment of periodontal disease, as well as with CO2 lasers, which cannot be delivered through a fiber, and argon lasers, which tend to be slower in cutting and may produce charring.

         ARAGO AND MOD ARGON LASERS. The Arago and the MOD are gas lasers which have been cleared to market in dentistry to accelerate the composite curing process. Composites are rapidly replacing gold and silver fillings as the material of choice for the restoration of cavities. The argon wavelength penetrates through the composite and has been shown to frequently result in a stronger restoration than composites cured by traditional curing lights. Our argon lasers can also be used to cure the resins used in placing veneers or bonding orthodontic brackets.

         The argon laser can also be used to enhance teeth whitening procedures using light activated bleaching materials which have traditionally been applied at night over a six to eight week period. Lasers have been shown to facilitate the use of these light activated products in a dentist's office by accelerating this process and resulting in an approximately three shade change in less than one hour. The argon laser has been cleared to market for this procedure. We cannot assure you that the use of the argon laser for teeth whitening will become a widely accepted practice in the dental industry. We plan to bundle our lasers with light activated whitening materials and co-market these products with the manufacturers of these materials. We are currently manufacturing the MOD lasers in-house. The Arago laser is currently being supplied by a third party manufacturer.

         OTHER LASERS. We have developed other solid state pulsed lasers including the Sirius .532 Nd:YAG laser, Pegasus Nd:YAG, Orion Ho:YAG laser and the Arcturus alexandrite:YAG laser, and other applications for our existing lasers, but are not actively marketing these lasers at the present time. The following table briefly describes additional lasers owned by us which we do not currently market, and the principal applications for which we have clearance to market these lasers.

      Product                                   Medical Application                           FDA Regulatory Status
--------------------------------        --------------------------------------------------    ------------------------
Altair (CO2)                            Orthopedics General and Plastic Surgery,
                                        Dermatology, Podiatry Ear, Nose and Throat,
                                        Gynecology Pulmonary Procedures;
                                        Neurosurgery and Ophthalmology....................... Cleared to market

Pegasus (Nd YAG)                        General Surgery, Urology, Gastrointestinal
  40W/60W                               Procedures, Pulmonary Procedures,
                                        Gastroenterology, Gynecology and
                                        Ophthalmology........................................ Cleared to market

Pegasus (Nd:YAG 20W)                    Dental-Soft Tissue................................... Cleared to market

                                        Dental-Endodontics................................... Cleared to market

Pegasus (Nd:YAG)                        Oral, Arthroscopic and General Surgery,
  100W                                  Gastroenterology, Gastrointestinal and
                                        Genitourinary Procedures, Pulmonary
                                        Procedures, Gynecology, Neurosurgery and
                                        Ophthalmology........................................ Cleared to market

Sirius (.532u Nd:YAG)                   Dermatology, General and Plastic Surgery,
                                        Podiatry and Orthopedic Applications................. Cleared to market

Orion (Ho:YAG)                          General Surgery, Orthopedics, Ear, Nose and
                                        Throat, Ophthalmology, Gastroenterology,
                                        Pulmonary Procedures and Urology..................... Cleared to market

Er:YAG/Nd:YAG                           Various specialties.................................. Cleared to market
(Combination)


     LASER DELIVERY SYSTEMS AND DISPOSABLE PRODUCTS

         While each laser system we market consists of a laser and an integral fiber, the fibers and other products, such as tubing sets and tips, are used by surgeons on a disposable or limited reuse basis for each clinical procedure. We believe that expansion into this market could provide us with a recurring revenue stream.

     CORNEAL TOPOGRAPHY PRODUCTS

         EYESYS 2000 CORNEAL ANALYSIS SYSTEM. The EyeSys System 2000 corneal topography instrument and associated Microsoft Windows(C) based software is targeted at refractive surgeons, general ophthalmologists and optometrists for diagnostic, surgical and contact lens fitting applications. The primary function of the instrument is to position a patient for corneal image capture, acquire the image of reflected rings and send the image to a personal computer for further processing. The System 2000 is modular and we market it as a proprietary computer peripheral and software. The System 2000 hardware interfaces to the computer via a parallel port connection, allowing EyeSys to unbundle the computer, monitor, printer, tables and other third party items. This can significantly lower the price to the customer by allowing physicians to utilize hardware they already own.

         Last year we introduced what we believe to be the smallest hand-held topography system currently available. The Vista(TM) incorporates much of the same reliable and accurate software as the System 2000, but its portability facilitates its use in the operating room or by the optometrist.

OCULAR IMAGING PRODUCTS

         OIS currently offers two products to the ophthalmic market: the WinStation 640 and the WinStation 1024, and intends to commence sales of a digital fundus imager and a Digital Slit Lamp within the next couple of months. OIS's WinStation systems are used by ophthalmologists to produce images of blood vessels within the eye. Whereas the traditional methods of obtaining these images utilize photographic film which requires special processing and printing, the WinStation systems allow for immediate diagnosis and treatment of the patient.

         The WinStation products enable the ophthalmologist to perform indocyanine green ("ICG") angiography. ICG angiography is a new diagnostic test procedure which is yielding new clinically significant information that is helpful in the treatment of patients with macular degeneration, a leading cause of blindness afflicting over 13 million people in the U.S. ICG angiography, used for approximately 10-20% of patient angiography, is a dye procedure that can only be performed using a digital imaging system.

         OIS also recently showed a digital fundus imager, which provides similar diagnostic capabilities, except that it provides a continuous image rather than a single fram image, and it will be sold at a lower price. Another of OIS's imaging products, the Digital Slit Lamp, will allow the ophthalmologist to obtain full motion video images of the surface of the eye.

MARKETING, SALES AND SERVICE

         We market our products to the dental market in the United States directly to dentists through our direct sales force consisting of two area sales managers, a manufacturer's representative network consisting of approximately 15 manufacturer's representatives or companies and our distributor network. The dental market includes approximately 129,000 practicing dentists in the United States. We believe that in order to reach this market we must expand our U.S. distribution capabilities. We market our products primarily through conventions, educational courses, direct mail, telemarketing and other dental training programs. Through an active program of educational courses and preceptorships, we have trained dentists in many countries during the past two years using industry recognized dentists and periodontists.

         We market our products in the ophthalmic market jointly with OIS through a sales manager and six territory managers who focus their efforts on key ophthalmologists worldwide. We plan to expand our ophthalmic sales force both by enlarging our domestic sales force, either internally or through acquisition or distribution, by acquiring or engaging additional international manufacturing representatives, and by having existing international distributors carry our full product line. In 1997, EyeSys entered into an agreement with Marco Ophthalmic Inc. under which that company was appointed as a nonexclusive distributor in the United States of the System 2000 and the exclusive distributor of the Vista portable corneal topography system for a three-year period following commercialization of that system. Sales and marketing efforts for ophthalmic products are managed out of Sacramento, California.

         In the surgical market, we intend to form strategic alliances in any specialty area where the partner has an established presence in the market selling to either the physician or the hospital. We have entered into such a strategic alliance with Azwell, Inc. which is one of the leading suppliers of sutures in the Pacific Rim. Under our Exclusive Marketing Agreement with Azwell, Proclosure granted to Azwell, in exchange for a license fee, the exclusive rights to market and distribute the Polaris Nd:YAG laser in Japan, China and Taiwan. In addition, under this agreement we granted to Azwell an option to manufacture the Polaris, which if exercised would require Azwell to pay us a $1.5 million fee and royalties. Azwell has not yet indicated whether it intends to manufacture these products. We do not know if we will receive any payments under this agreement.

         We have entered into distribution agreements with distributors in many countries for sales of our dental and ophthalmic products. We typically grant exclusive distribution rights in select territories to our distributors who usually must maintain agreed upon distribution minimums in order to retain their exclusive rights. These agreements are managed by three directors of distribution marketing and sales for the Pacific Rim; Europe, the Middle East and Africa; and Canada and South America.

         No customer accounted for more than 10% of our net sales, on a consolidated basis, in fiscal 1999 or fiscal 1998. During fiscal 1997, three customers each accounted for more than 10% of the sales of EyeSys: Marco accounted for 13% of sales, Newtech accounted for 14% of sales and Vistatek accounted for 15% of sales.

         We seek to create a group of loyal customers by focusing on customer service, quality and reliability. In addition to our educational courses, we perform a complete installation of our products and train the customers' staff in its proper use. Educational videos and papers are available upon request. We conduct service training courses for the representatives of our distributors. Prior to shipping, every product is subjected to an extensive battery of quality control tests. We generally provide a one year warranty with all products and extended warranties are available at an additional cost. If service is required, a product owner is either sent a loaner product by overnight carrier, returns his product for service or a service representative visits the owner to repair the unit. International service is provided either by the foreign distributor or by return of the product to us. We have experienced and may continue to experience difficulties in providing prompt and cost-effective service for our products internationally. We are working to improve the service training of our international distributors.

COMPETITION

         We are, and will continue to be, subject to competition in our targeted markets, principally from businesses providing other traditional surgical and nonsurgical treatments, including existing and developing technologies or therapies, some of which include medical lasers manufactured by competitors. In the dental market, we compete primarily with dental drills, traditional curing lights and other existing technologies, and to a lesser extent competitors' CO2, argon, Er:YAG and Nd:YAG lasers. In the ophthalmic market, we face competition principally from:

      o traditional surgical treatments using a tearing needle in anterior capsulotomy
      o phacoemulsification, an ultrasound device used to break up cataracts in cataract removal procedures;
      o corrective eyewear such as eyeglasses and contact lenses and surgical treatments for refractive disorders using either an excimer laser or a scalpel
      o  drug therapy or surgical treatment of glaucoma

         In the surgical market, wound closure procedures are usually performed using sutures and staples, and traditional cosmetic surgical procedures may be performed with a scalpel or other lasers.

         The medical laser industry in particular is also subject to intense competition and rapid technological change. There are approximately 30 competitors in different sectors of the medical laser industry. We believe that the principal competitive factors for medical laser products are the products' technological capabilities, proven clinical ability, patent protection, price and scope of regulatory approval, as well as industry expert endorsements.

         We believe that for many applications, our patented or patent pending methods and fiberoptic delivery systems provide clinical benefits over other currently known technologies and our competitors' laser products.

         EyeSys' primary competitors in the corneal topography market are Tomey Technology, Alcon Surgical, Inc., a subsidiary of Nestle, Humphrey Instruments, a subsidiary of Carl Zeiss, and Orbtek, a subsidiary of Bausch and Lomb.

         Competition for products that can diagnose and evaluate eye disease is intense and is expected to increase. We are aware of three primary OIS competitors in the U.S.: Topcon, Humphrey Instruments and Tomey Technology. Four other companies are known to have systems in the international market, each with lesser market penetration.

         We believe that our ability to compete successfully against traditional treatments, competitive laser systems and treatments that may be developed in the future will depend on our ability to create and maintain advanced technology, develop proprietary products, obtain required regulatory approvals and clearances for our products, attract and retain scientific personnel, obtain patent or other proprietary protection for our products and technologies, and manufacture and successfully market products either alone or through other parties. Some of our competitors have substantially greater financial, technical and marketing resources than us. We cannot assure you that this competition will not adversely affect our results of operations or our ability to maintain or increase market share.

SEASONALITY

         To date, our revenues have typically been significantly higher in the second and fourth calendar quarters. This seasonality reflects the timing of major medical and dental industry trade shows in these quarters, significantly reduced sales during the summer and the effect of year end tax planning influencing the purchasing of capital equipment for depreciation during the fourth calendar quarter. We expect that this seasonality will continue indefinitely.

RESEARCH AND DEVELOPMENT

      LASER BUSINESS

         In the past three fiscal years (1997-1999), Premier has invested in excess of $8.8 million in research and development programs. This amount is net of approximately $450,000 received under a Small Business Innovative Research Grant in fiscal 1997 and excludes a $12.9 million noncash charge for in-process research and development related to acquisitions in fiscal 1997 and 1998. This investment in research and development has resulted in the development of 20 models of lasers, reusable accessories such as smoke evacuators and irrigation aspiration systems, more than 1,000 types of custom delivery systems and approximately 20 types of surgical tips and accessories.

         Our current research is focused on expanding the clinical applications of our existing products, reducing the size and cost of current laser systems, developing custom delivery systems and developing new, innovative products. For our laser products, our in-house research and development efforts have focused on the development of a systems approach with proprietary delivery systems designed to allow the laser to interact with tissue by a number of different mechanisms (e.g., acoustic, ablative and thermal) for unique laser/tissue effects. These disposable fiberoptic delivery systems, developed specifically for niche surgical applications, demonstrate the principal focus of our research efforts. Examples of patented or patent pending products resulting from these research efforts include: TouchTIPS, AngleTIPS, Er:YAG fiberoptics and CO2 waveguides. Clinical research has also yielded several new surgical procedures.

     CORNEAL TOPOGRAPHY BUSINESS

         EyeSys' research and development efforts are focused on further development of corneal topography systems, advanced applications software development, internationalization of software, minimization, simplification and optimization of the instrument and development of the next generation ophthalmic instrumentation.

     OCULAR IMAGING BUSINESS

         OIS intends to devote significant resources to the development of telemedicine/managed care applications, the improvement of optics, new fundus camera interfaces for a green dye, software development (including the continued enhancement of WinStation), hardware optimization, and the patient/doctor interface. OIS's research and development expenditures in the year ended August 31, 1998 were $866,745 and in the year ended August 31, 1997, were $1,070,192.

PATENTS AND PATENT APPLICATIONS

         Patent protection is an important part of our business strategy, and our success depends, in part, on our ability to maintain patents and trade secret protection and on our ability to operate without infringing on the rights of third parties. We have sought to protect our unique technologies and clinical advances through the use of the patent process. Patent applications filed in the United States are frequently also filed in selected foreign countries. We focus our efforts on filing only for those patents which we believe will provide us with key defensible features instead of filing for all potential minor device features. In the United States, we hold 33 patents and have an additional 24 pending patent applications, including divisional applications. In addition, we hold 23 foreign patents and have at least 44 foreign patent applications. We also have a nonexclusive license to a number of basic laser technologies which are commonly licensed on such basis in the laser industry. OIS holds one patent covering one of its products.

         We cannot assure you that our patents or trademarks would be upheld if challenged, or that competitors might not develop similar or superior processes or products outside the protection of any patents issued to us. In addition, we cannot assure you that we will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action. Although we currently carry insurance that might cover some of the amounts we could be liable for in patent litigation, if our products infringe patents, trademarks or proprietary rights of others, we could become liable for damages, which also could have a material adverse effect on us.

         We are aware of various patents which, along with other patents that may exist or be granted in the future, could restrict our right to market some of our technologies without a license, including, without limitation, patents relating to our lens emulsification product and ophthalmic probes for our Er:YAG laser. In the past, we have received allegations that certain of our laser products infringe other patents. There has been significant patent litigation in the medical and medical device laser industry. Adverse determinations in litigation or other patent proceedings in which we may become a party could subject us to significant legal judgments or liabilities to third parties, and could require us to seek licenses from third parties. We cannot assure you that any licenses required under these or any other patents or proprietary rights would be available on terms acceptable to us, if at all. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around these patents, or we could find that the development, manufacture or sale of products requiring these licenses could be enjoined.

         We also rely on unpatented proprietary technology, trade secrets and know-how. Certain components of some of our products are proprietary and constitute trade secrets, but others are purchased from third parties. There is no assurance that other parties will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our trade secrets in other ways, or disclose this technology, or that we can meaningfully protect our rights to our unpatented trade secrets.

         We seek to protect our unpatented proprietary technology, in part, through proprietary confidentiality and nondisclosure agreements with employees, consultants and other parties. We cannot assure you that proprietary information agreements with employees, consultants and others will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors.

GOVERNMENT REGULATION

     FDA REGULATION

         The products that we manufacture are regulated as medical devices by the FDA under the Food, Drug and Cosmetics Act (the "FDC Act"). Satisfaction of applicable regulatory requirements may take several years and requirements vary substantially based upon the type, complexity and novelty of such devices as well as the clinical procedure. Under the FDC Act and the applicable regulations, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in a variety of serious penalties. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device which we manufacture or distribute.

         The FDA classifies medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the controls the FDA deems necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are subject to general control, such as labeling, premarket notification and adherence to applicable requirements for Good Manufacturing Practices, known as "GMP's." Class II devices are subject to general and special controls, such as performance standards, postmarket surveillance, patient registries, and FDA guidelines. Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Class III devices include, for example, life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices. Our laser and diagnostic products typically are classified as Class II devices, but the FDA may classify some indications or technologies into Class III and require a premarket approval application. OIS's products are classified as Class II devices which require, among other things, annual registration, listing of devices, good manufacturing practices and labeling, and prohibition against misbranding and adulteration.

         If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a premarket approval application, that manufacturer or distributor may seek FDA clearance for the device by filing a Section 510(k) premarket notification. If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to another legally marketed device, the manufacturer or distributor will have to seek premarket approval for the proposed device. A 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including test results or the results of clinical studies in humans. A premarket approval application would have to be submitted and be supported by extensive data, including preclinical and clinical study data, to prove the safety and effectiveness of the device. We cannot assure you that some of our products will not require the more rigorous and time consuming premarket approval application process, including laser uses for vasovasotomy or other tissue melding procedures, cavity prevention, cosmetic surgery, sclerostomy and lens emulsification, among others.

         If human clinical studies of a proposed device are required, whether for a 510(k) or a premarket approval application, and the device presents a "significant risk," the manufacturer or the distributor of the devices will have to file an application for an investigational device exemption ("IDE") with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. The FDA does not approve all IDE's that are submitted. Even if an IDE is approved, the FDA may determine that the data derived from these studies do not support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical studies are permitted to charge for those devices distributed in the course of the study, provided that this compensation does not exceed recovery of the costs of manufacture, research, development and handling. Clinical studies of nonsignificant risk devices may be performed without prior FDA approval, but various regulatory requirements still apply, including the requirement for approval by an Institutional Review Board, conduct of the study according to applicable portions of the IDE regulations, and prohibitions against commercialization of an investigational device.

         The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting premarket clearance for the device. The FDA has no specific time limit by which it must respond to a 510(k) premarket notification. The FDA has recently been requiring more rigorous demonstration of substantial equivalence in connection with 510(k) notifications and the review time can take three to 12 months or longer for a 510(k). If a premarket approval application submission is filed, the FDA has by statute 180 days to review it; however, the review time is often extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's good manufacturing practice requirements prior to approval of a premarket approval application.

         Devices are cleared by 510(k) or approved by premarket approval application only for the specific intended uses claimed in the submission and agreed to by the FDA. Labeling and promotional activities are also subject to scrutiny by the FDA and, in some cases, by the Federal Trade Commission. Marketing or promotion of products for medical applications other than those that are cleared or approved could lead to enforcement action by the FDA.

         We cannot assure you that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis or at all, and delays in receipt of or failure to receive these approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future requirements would have a material adverse effect on our business, financial condition and results of operations. FDA or other governmental approvals of products we develop in the future may require substantial filing fees which could limit the number of applications we seek and may entail limitations on the indicated uses for which such products may be marketed. In addition, approved or cleared products may be subject to additional testing and surveillance programs required by the FDA and other regulatory agencies, and product approvals and clearances could be withdrawn for failure to comply with regulatory standards or by the occurrence of unforeseen problems following initial marketing.

     REGULATORY STATUS OF PRODUCTS

         We have received 510(k) clearance to market the following lasers in an aggregate of more than 100 specialty areas: CO2 (four models: 10W, 20W, 35W, 65W); Nd:YAG (four models: 20W, 40W, 60W, 100W); Ho:YAG (one model); Er:YAG (two models); 1.32 micron Nd:YAG (two models: 15W, 25W); .532 micron Nd:YAG (one model); Argon (three models); diode (four models); Nd:YAG/Er:YAG combination laser (one model). Each of these lasers has clearances in multiple specialty areas. We have also received 510(k) clearance to market a scanner, sculptured fiber contact tip fibers, bare fibers, TouchTIPS, AngleTIPS and focusing tips for all cleared wavelengths of our lasers. If a device for which we have already received 510(k) premarket clearance is changed or modified in design, components, method of manufacture or intended use, such that the safety or effectiveness of the device could be significantly affected, a new 510(k) premarket notification is required before the modified device can be marketed in the United States. We have made modifications to certain of our products which we believe do not require the submission of new 510(k) notifications. However, we cannot assure you that the FDA will agree with our determinations. If they did not, they could require us to discontinue marketing one or more of the modified devices until they have been cleared. There also can be no assurance that any FDA clearance of modifications would be granted should clearance be necessary.

         OIS has received 510(k) clearance for its digital angiography products and Digital Slit Lamp, and EyeSys has received 510(k) clearance for its System 2000 and Vista corneal topography systems.

         We are currently conducting preclinical animal studies and clinical trials, both under approved IDEs and as nonsignificant risk studies. We do not know if the results of any of these clinical studies will be successful or if the FDA will require us to discontinue any of these studies in the interest of the public health or due to any violations of the FDA's IDE regulations. We cannot assure you that we will receive approval from the FDA to conduct any of the significant risk studies for which we seek IDE approval, or that the FDA will not disagree with our determination that any of its studies are "nonsignificant risk" studies and require us to obtain approval of an IDE before the study can continue.

     ADDITIONAL REGULATORY REQUIREMENTS

         Any products manufactured or distributed by us under a 510(k) premarket clearance notification or premarket approval application are or will be subject to pervasive and continuing regulation by the FDA. The FDC Act also requires us to manufacture our products in registered establishments and in accordance with current GMP regulations, which include testing, control and documentation requirements. We must also comply with Medical Device Reporting requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury. Our facilities in the United States are periodically inspected by the FDA. The FDA may require postmarketing surveillance with respect to our products. The export of medical devices is also regulated in some instances.

         All lasers that we manufacture are required under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users under a performance standard, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class of the product under the performance standard.

         In addition, the use of our products may be regulated by various state agencies. For instance, we are required to register as a medical device manufacturer with various state agencies. In addition to being subject to inspection by the FDA, we also will be routinely inspected by the State of California for compliance with GMP regulations and other requirements.

         Although we believe that we currently comply in all material respects and will continue to comply with the applicable regulations regarding the manufacture and sale of medical devices, these regulations may change periodically and depend heavily on administrative interpretations. OIS has recently outsourced its manufacturing operations to Premier, and therefore OIS also depends on Premier's continuing compliance with these regulations.

         It is possible that future changes in law, regulations, review guidelines or administrative interpretations by the FDA or other regulatory bodies, with possible retroactive effect, could adversely affect our business, financial condition and results of operations. In addition to the foregoing, we are governed by numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not be required to incur significant costs to comply with these laws and regulations in the future, or that these laws or regulations will not have a material adverse effect upon our ability to conduct business.

         Furthermore, the introduction of our products in foreign countries often requires obtaining foreign regulatory clearances, and additional safety and effectiveness standards are required in various other countries. We believe that only a limited number of foreign countries currently have extensive regulatory requirements. These countries include the European Union countries, Canada, Mexico and Japan. Domestic manufacturing locations of American companies doing business in some foreign countries, including European Union countries, may be subject to inspection. The time required for regulatory approval in foreign countries varies and can take a number of years. During the period in which we will be attempting to obtain the necessary regulatory approvals, we expect to market our products on a limited basis in other countries that do not require regulatory approval. We cannot assure you that our products will be cleared or approved by the FDA or other governmental agencies for additional applications in the United States or in other countries or that countries that do not now require regulatory approval will not require this approval in the future.

MANUFACTURING AND MATERIALS

         Manufacturing of our products consists of component assembly and systems integration of electronic, mechanical and optical components and modules. Our product costs are principally related to the purchase of raw materials while labor and overhead have been reduced due to the use of customized tooling and automated test systems. We believe that our customized tooling and automated systems improve quality and manufacturing reliability resulting in lower overall manufacturing costs. We believe that these systems will allow us to expand production rapidly.

         Recently, OIS has outsourced the assembly of its products to Premier.

         We purchase some of the raw materials, components and subassemblies included in our products and OIS's products from a limited group of qualified suppliers and do not maintain long-term supply contracts with any of our key suppliers. While multiple sources of supply exist for most critical components used in our laser, corneal topography and fiberoptic delivery systems, the disruption or termination of these sources could prevent us from being able to ship products, which would materially harm our business. Vendor delays or quality problems could also result in production delays of up to six months as several components have long production lead times. These long lead times, as well as the need for demonstration units, require a significant portion of working capital to fund inventory growth. We have in the past experienced, and may continue to experience, shortages in raw materials and supplies.

         We own the molds used to produce some of the proprietary parts of the devices. We also design and develop the software necessary for the operation of our laser systems. We design and assemble our own fiberoptic delivery systems and laser accessory equipment such as laser carts and associated disposable supplies. We believe that our manufacturing practices comply with GMP regulations.

BACKLOG OF ORDERS

         We typically ship to order and therefore have no material backlog.

PRODUCT LIABILITY AND INSURANCE

         Since our products are intended for use in the treatment of human medical conditions, we are subject to an inherent risk of product liability and other liability claims which may involve significant claims and defense costs. We currently have product liability insurance with coverage limits of $5.0 million per occurrence and $5.0 million in the aggregate per year. Product liability insurance is expensive and includes various coverage exclusions, and in the future may not be available in acceptable amounts, on acceptable terms, or at all. Although we do not have any outstanding product liability claims, in the event we were to be held liable for damages exceeding the limits of our insurance coverage or outside of the scope of our coverage, our business and results of operations could be materially adversely affected. Our reputation and business could also be adversely affected by product liability claims, regardless of their merit or eventual outcome.

EMPLOYEES

         As of June 25, 1999, Premier (including EyeSys, but excluding OIS) employed 75 people, 2 of whom are employed on a part-time basis. None of these employees are represented by a union. Twenty employees perform sales, marketing and customer support activities. The remaining employees perform manufacturing, financial, administration, regulatory, research and development and quality control activities. We also engage the services of many independent contractors and temporary personnel. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize our employees. We consider our relationship with our employees to be good.

     OIS EMPLOYEES

         As of June 25, 1999, OIS had 26 employees, 24 of which were full time employees. These include 12 persons engaged in sales, marketing and customer support activities. OIS also engages the services of consultants from time to time to assist it on specific projects in the area of research and development, software development, regulatory affairs, and product services. These consultants periodically engage contract engineers as independent consultants for specific projects.

                                  RISK FACTORS

         Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors, together with all the other information included or incorporated by reference in this report, before you decide whether to purchase shares of our common stock.

         Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial condition.

WE HAVE INCURRED NET LOSSES SINCE INCEPTION AND EXPECT FUTURE LOSSES

         We incurred net losses of approximately $79,451,000 from April 1, 1995 through March 31, 1999, and approximately $28,961,000 for the fiscal year ended March 31, 1999. As of March 31, 1999, we had an accumulated deficit of approximately $92,315,000. We expect to continue to incur net losses until product sales generate sufficient revenues to fund our continuing operations.

WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY

         Our ability to achieve profitability in the future will depend in part on our ability to continue to successfully develop clinical applications, obtain regulatory approvals for our products and sell these products on a wide scale. These risks apply to both our laser products and our ophthalmic diagnostic products. In turn, our future sales and profitability depend in part on our ability to demonstrate to dentists, ophthalmologists, optometrists and other physicians the potential cost and performance advantages of our laser systems, diagnostic products and other products over traditional methods of treatment and over competitive products. To date, commercial sales of our lasers and diagnostic products have been limited, and we do not know if these products can be successfully commercialized on a broad basis.

         Our products may not be accepted by the medical or dental community or by patients. The acceptance of dental lasers may be adversely affected by their high cost, concerns by patients and dentists relating to their safety and efficacy, and the substantial market acceptance and penetration of alternative dental tools such as the dental drill. Current economic pressure may make doctors and dentists reluctant to purchase substantial capital equipment or invest in new technology. We currently have a limited sales force and will need to hire additional sales and marketing personnel to increase the general acceptance of our products. The failure of our products to achieve broad market acceptance would injure our business, financial condition and results of operations.

WE ARE INVOLVED IN PENDING LITIGATION AND A REGULATORY INVESTIGATION

         We have been sued in a number of related securities class action matters, generally relating to allegations of misrepresentations during the period May 7, 1997 to April 15, 1998. In addition, the Securities and Exchange Commission has commenced an investigation of our practices and procedures relating to revenue recognition issues and related matters. The costs of our continuing defense of the litigation matters and responses to the regulatory investigations, including accounting and legal fees as well as management time and effort, will be substantial, and we expect these costs to materially and adversely affect our results of operations for the foreseeable future. We have reached an agreement in principle to settle this litigation and recorded an expense in the quarter ended December 31, 1998, relating to this settlement. However, this settlement is subject to several conditions, and it is possible that it may not be completed, in which case the litigation would continue. An adverse judgment entered in this litigation could materially and adversely affect our business and results of operations.

         In addition, the Securities and Exchange Commission is empowered to assess substantial penalties against us in connection with its findings in the pending investigation. The imposition of any of these penalties could materially and adversely affect our business, financial condition and results of operations.

WE MAY HAVE DIFFICULTY INTEGRATING THE OIS BUSINESS

         We acquired a majority of the outstanding common stock of OIS in 1998, and in March 1999 we agreed to manufacture OIS's products on an outsourcing basis. In addition, Premier has offered to acquire the remaining outstanding stock of OIS, however, no agreement has been reached regarding such acquisition. We are not sure if the synergies of the two entities will allow us to reduce expenses in such a way as to make OIS profitable. In addition, members of our management will have to continue to expend time and effort on new activities relating to the OIS operations, which will detract from their time available to attend to our other activities. We cannot assure you that the expenses or dislocations that we may suffer as a result of the coordination of these businesses will not be material.

WE ARE DEPENDENT ON A SMALL NUMBER OF SUPPLIERS

         We purchase some of the raw materials, components and subassemblies included in our products from a limited group of qualified suppliers and do not maintain long-term supply contracts with any of our key suppliers. While we believe that alternative suppliers could be found for all of our components, we cannot assure you that any supplier could be replaced in a timely manner. Any interruption in the supply of key components could materially harm our ability to manufacture our products and our business, financial condition and results of operations.

         Some of the components used by EyeSys and OIS are manufactured by a sole vendor. These components are subject to rapid innovation and obsolescence. The discontinuance of the manufacturing of these components may require us to redesign some of the hardware and software used in our products to accommodate a replacement component. We cannot assure your that such an event would not prove costly or cause a disruption in sales of corneal topography and digital imaging systems.

OUR FOREIGN SALES ARE SUBJECT TO RISKS

         A substantial portion of our sales are made in foreign markets. Foreign sales expose us to risks, including:

        o the difficulty and expense of maintaining foreign sales distribution channels
        o     barriers to trade
        o     potential fluctuations in foreign currency exchange rates
        o     political and economic instability in the foreign market
        o     availability of suitable export financing
        o     difficulty in collecting accounts receivable
        o     tariff regulations
        o     governmental quotas and other regulations
        o     shipping delays
        o     foreign taxes
        o     export licensing requirements

         The regulation of medical devices worldwide also continues to develop, and it is possible that new laws or regulations could be enacted which would have an adverse effect on our business. In addition, we may experience additional difficulties in providing prompt and cost effective service of our medical lasers in foreign countries. We do not carry insurance against these risks. The occurrence of any one or more of these events may individually or in the aggregate have a material adverse effect upon our business, financial condition and results of operations.

OUR PRODUCTS MAY BECOME TECHNOLOGICALLY OBSOLETE

         The markets in which our medical products compete are subject to rapid technological change as well as the potential development of alternative surgical techniques or new pharmaceutical products. These changes could render our products uncompetitive or obsolete. We will be required to invest in research and development to attempt to maintain and enhance our existing products and develop new products. We do not know if our research and development efforts will result in the introduction of new products or product improvements.

WE ARE DEPENDENT ON PATENTS AND PROPRIETARY TECHNOLOGY

         Our success will depend in part on our ability to obtain patent protection for products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. While we hold a number of U.S. and foreign patents and have other patent applications pending in the United States and foreign countries, we cannot assure you that any additional patents will be issued, that the scope of any patent protection will exclude competitors or that any of our patents will be held valid if subsequently challenged. Further, other companies may independently develop similar products, duplicate our products or design products that circumvent our patents. We are aware of certain patents which, along with other patents that may exist or be granted in the future, could restrict our right to market some of our technologies without a license, including, among others, patents relating to our lens emulsification product and ophthalmic probes for the Er:YAG laser.

         In the past, we have received allegations that some of our laser products infringe on other patents. There has been significant patent litigation in the medical laser industry. Adverse determinations in litigation or other patent proceedings to which we may become a party could subject us to significant legal judgments or other liabilities to third parties and could require us to seek licenses from third parties that may or may not be economically viable. We cannot assure you that any licenses required under these or any other patents or proprietary rights would be available on terms acceptable to us. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around these patents, or we could find that the development, manufacture or sale of products requiring these licenses could be enjoined.

         We also rely upon unpatented trade secrets, and we cannot assure you that others will not independently develop or otherwise acquire substantially equivalent trade secrets. In addition, at each balance sheet date, we are required to review the value of our intangible assets based on various factors, such as changes in technology. Any adjustment downward in the value of our intangible assets may result in a write-off of the intangible asset and a substantial charge to earnings, which would adversely affect our operating results in the future.

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATION

         Our products are regulated as medical devices by the Federal Drug Administration. As such, these devices require either Section 510(k) premarket clearance or approval of a premarket approval application by the FDA prior to commercialization. Satisfaction of regulatory requirements is expensive and may take several years to complete. We cannot assure you that further clinical trials of our medical products or of any future products will be successfully completed or, if they are completed, that any requisite FDA or foreign governmental approvals will be obtained.

         FDA or other governmental approvals of products we may develop in the future may require substantial filing fees which could limit the number of applications we seek and may entail limitations on the indicated uses for which our products may be marketed. In addition, approved or cleared products may be subject to additional testing and surveillance programs required by the FDA and other regulatory agencies, and product approvals and clearances could be withdrawn for failure to comply with regulatory standards or by the occurrence of unforeseen problems following initial marketing. Also, we have made modifications to some of our existing products which we do not believe require the submission of a new 510(k) notification to the FDA. However, we cannot assure you that the FDA would agree with our determination. If the FDA did not agree with our determination, they could require us to cease marketing one or more of the modified devices until the devices have been cleared.

         We are also required to adhere to a wide variety of other regulations governing the operation of our business. Noncompliance with state, local, federal or foreign requirements can result in serious penalties that could harm our business.

WE ARE DEPENDENT ON KEY PERSONNEL

         We depend to a considerable degree on a limited number of key personnel, including Colette Cozean, Ph.D., our Chairman of the Board, President, Chief Executive Officer and Director of Research. Dr. Cozean is also an inventor of a number of our patented technologies. During our limited operating history, many key responsibilities have been assigned to a relatively small number of individuals. The loss of Dr. Cozean's services or those of other key members of management could harm our business. We carry key person life insurance in excess of $3 million on Dr. Cozean. Our success will also depend, among other factors, on the successful recruitment and retention of qualified technical and other personnel.

OUR BUSINESS IS HIGHLY COMPETITIVE

         We are, and will continue to be, subject to intense competition in our targeted markets, principally from businesses providing other traditional surgical and nonsurgical treatments, including existing and developing technologies, and competitive products. Many of our competitors have substantially greater financial, marketing and manufacturing resources and experience than us. Furthermore, we expect that other companies will enter the laser market, particularly as medical lasers gain increasing market acceptance. Significant competitive factors which will affect future sales in the marketplace include regulatory approvals, performance, pricing and general market acceptance.

         The ophthalmic diagnostic market is also highly competitive. There are many companies engaged in this market, some with significantly greater resources than us. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours, or that would render our products obsolete or noncompetitive.

         To continue to remain competitive, we must develop new software and hardware meeting the needs of ophthalmologists and optometrists. Our future revenues will depend, in part, on our ability to develop and commercialize these new products as well as on the success of development and commercialization efforts of our competitors.

OUR QUARTERLY OPERATING RESULTS CAN FLUCTUATE

         Due to the relatively high sales price of our products and low sales unit volume, minor timing differences in receipt of customer orders have produced and could continue to produce significant fluctuations in quarterly results. In addition, if anticipated sales and shipments in any quarter do not occur when expected, expenditures and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially for future quarters, would be adversely affected. Quarterly results may also fluctuate based on a variety of other factors, such as:

         o      seasonality
         o      production delays
         o      product mix
         o      cancellation or rescheduling of orders
         o      new product announcements by competitors
         o      receipt of FDA clearances or approvals by us or our competitors
         o      notices of product suspension or recall
         o      our ability to manage product transitions
         o      sales prices
         o      market conditions

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE

         In the future, we will require substantial additional funds for research and development programs, preclinical and clinical testing, development of our sales and distribution force, operating expenses, regulatory processes and manufacturing and marketing programs. Our capital requirements may vary, and will depend on numerous factors, including:

        o       the progress of research and development programs
        o       results of preclinical and clinical testing
        o       the time and cost involved in obtaining regulatory approvals
        o the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights
        o       competing technological and market developments
        o       developments and changes in our existing research
        o       licensing and other relationships
        o the terms of any new collaborative, licensing and other arrangements that we may establish
        o the amount of legal, accounting and administrative costs incurred in connection with pending litigation

We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures through the next 12 months. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop our self.

OUR STOCK PRICE IS VOLATILE

         Our common stock was first publicly traded in December 1994 and has had last reported closing sale prices ranging from a low of $1.875 per share to a high of $14.00 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

        o       quarterly fluctuations in results of operations
        o       the commencement of or major developments in litigation
        o       announcement of key developments or new products by competitors
        o changes in regulatory environment or market conditions affecting the medical laser industry
        o       developments with respect to patents or proprietary rights
        o       announcement and market acceptance of acquisitions
        o       changes in earnings estimates by analysts
        o press coverage of favorable or unfavorable developments in our business
        o       loss of key personnel
        o       changes in accounting principles or policies
        o       sales of common stock by existing stockholders
        o       economic and political conditions

         The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet these expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the market prices of securities issued by many companies may change for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition.

DEFECTS IN OUR PRODUCTS WOULD HARM OUR BUSINESS

         The sale of our medical products involves the inherent risk of product liability claims against us. We currently maintain product liability insurance coverage in the amount of $5 million per occurrence and $5 million in the aggregate, but this insurance is expensive, subject to various coverage exclusions and may not be obtainable in the future on terms acceptable to us. We do not know whether claims against us arising with respect to our products will be successfully defended or that our insurance will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

THERE ARE LIMITATIONS ON THIRD PARTY REIMBURSEMENT FOR OUR PRODUCTS

         Our laser systems and other products are generally purchased by physicians, dentists and surgical centers which then bill various third party payors, such as government programs and private insurance plans, for the procedures conducted using these products. Third-party payors carefully review and are increasingly challenging the prices charged for medical products and services, and scrutinizing whether to cover new products and evaluating the level of reimbursement for covered products. While we believe that the laser procedures using our products have generally been reimbursed, payors may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot assure you that reimbursement from third party payors for these procedures will be available or if available, that reimbursement will not be limited. If third party reimbursement of these procedures is not available, it will be more difficult for us to sell our products on a profitable basis. Moreover, we are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us.

UNCERTAINTIES REGARDING HEALTH CARE REFORM

         Several states and the United States government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control the price health care providers and drug and device manufacturers may charge for their services and products. If adopted and implemented, such reforms could have a material adverse effect on our business, financial condition and results of operations.

A SIGNIFICANT NUMBER OF SHARES ARE ELIGIBLE FOR SALE, AND THEIR SALE COULD DEPRESS OUR STOCK PRICE

         Sales of a substantial number of our shares of common stock in the public market could adversely affect the market price for our common stock. At this time, approximately 7.6 million shares of our common stock are issuable upon the full exercise of our outstanding Class B Warrants, and over 6.4 million shares of our common stock are issuable upon exercise of other outstanding warrants and options and conversion of outstanding debentures. The existence of these outstanding warrants and options could adversely affect our ability to obtain future financing. We have also reserved 2,250,000 shares of our common stock for issuance in connection with the proposed settlement of outstanding litigation. The consummation of this settlement will require satisfaction of a number of conditions, and we cannot assure you that the settlement will be completed.

         The price which we may receive for our common stock issued upon exercise of outstanding options and warrants will likely be less than the market price of our common stock at the time these options and warrants are exercised. Moreover, the holders of the options and warrants might be expected to exercise them at a time when we would, in all likelihood, be able to obtain needed capital by a new offering of our securities on terms more favorable than those provided for by the options and warrants.

OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF OUR  COMPANY

         Our articles of incorporation authorize the issuance of 8,850,000 shares of "blank check" preferred stock, which will have terms as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without stockholder approval, to issue preferred stock with terms which could adversely affect the rights of the holders of the common stock. The preferred stock could also be utilized as a method of discouraging, delaying or preventing a change in control of Premier.

         In March 1998, we adopted a Shareholder Rights Plan, which entitles certain of our shareholders to purchase our Series A Junior Participating Preferred Stock. These rights are not exercisable until the acquisition by a person or affiliated group of 15% or more of the outstanding shares of our common stock, or the commencement or announcement of a tender offer or exchange offer which would result in the acquisition of 15% or more of our outstanding shares. Upon request, we will provide you with a copy of the Shareholder Rights Plan. The Shareholder Rights Plan may have the effect of discouraging, delaying or preventing a change of control of Premier.

SHORT SELLING OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE

         Downward pressure on the market price of the common stock may result from sales of common stock issued upon conversion of the debentures and payment of interest thereon. This downward pressure could encourage short sales of common stock by the selling shareholders or others. Material amounts of short selling could place further downward pressure on the market price of the common stock.

UNCERTAINTIES REGARDING THE YEAR 2000 ISSUE

         We have not developed a formal assessment of all potential impacts of the year 2000. We design, manufacture and sell medical products which contain computer chips and we utilize software developed by other companies. While our engineers are developing new software which they expect to complete by mid-1999, there can be no assurance that their efforts will be successful. We rely on external business partners. As such, there can be no assurance that our business will not be negatively affected by year 2000 problems experienced by these business partners.

ITEM 2.  PROPERTIES.

     EXECUTIVE OFFICES AND MANUFACTURING FACILITIES

         We lease approximately 41,000 square feet in one facility in Irvine, California pursuant to a lease which expires in December 2000. This facility contains our executive offices, service center and manufacturing space. While we believe that our manufacturing and administrative facilities are adequate to satisfy our needs through at least 2000, we may need to lease additional clean room facilities in the future.

     OIS FACILITIES

         OIS leases, under a triple net lease, approximately 9,675 square feet of office, manufacturing, and warehouse space in Sacramento, California under a month-to-month arrangement, and leases approximately 200 square feet of space for a sales office in Simsbury, Connecticut.


ITEM 3.  LEGAL PROCEEDINGS.

    LEASE LITIGATION

         In February 1999, we were sued by Telephone Real Estate Equity Trust, Inc., a company that had leased office space to EyeSys, under a lease that has now terminated. The case is pending in the District Court of Harris County, Texas. The former lessor contends that EyeSys did not validly exercise its rights to terminate the lease, and that it is therefore liable for amounts specified in the lease. This case is presently in the discovery stage. We intend to vigorously defend this case.

    OPTICAL FIBER LITIGATION

         In March 1994, we instituted litigation (the "Fiber Litigation") in the U.S. District Court, Central District of California, against Infrared Fiber Systems, Inc., a Delaware corporation ("IFS") which contracted to supply optical fiber to us for our ER:YAG laser. Two of IFS's senior officers are also named as defendants. Our complaint in this matter alleges that IFS and two of its officers made misrepresentations to us and that IFS breached its agreement to supply fibers and warranties concerning the quality of the fiber to be provided. We are seeking damages and an injunction requiring IFS to subcontract the production of optical fiber to a third party, as provided in the supply agreement. In April 1994, IFS filed a general denial and a cross-complaint against us alleging breach of contract and intentional interference with prospective economic advantage, seeking compensatory damages "in excess of $500,000," punitive damages and a judicial declaration that the contract has been terminated and that IFS is free to market its fibers to others. In September 1996, IFS filed a new cross-complaint alleging the same causes of action and seeking substantially the same relief in the Orange County California Superior Court. We have filed an answer to the complaint, denying the allegations and asserting several affirmative defenses.

         IFS has agreed to license certain fiber technologies, to which we claim exclusive license rights, to Coherent, Inc. ("Coherent"), a competitor of ours. Coherent joined the above federal litigation on behalf of IFS, seeking a declaration that IFS had the legal right to enter into this license and supply the fiber covered by that agreement, and then subsequently filed a new complaint in the Orange County California Superior Court for declaratory relief, seeking an order that our original agreement with IFS applies only to a specific type of optical fiber. We have answered this complaint. We have reached an agreement in principle with IFS to settle the litigation between us and are in the process of preparing a written settlement agreement. Although we are hopeful that the formal settlement agreement will be successfully negotiated, we cannot assure you that the agreement will actually be completed. The settlement agreement under discussion does not terminate the litigation as between Premier and Coherent.

         In May 1995, we instituted litigation concerning this dispute in the Orange County, California Superior Court against Coherent, Westinghouse Electric Corporation ('Westinghouse") and an individual employee of Westinghouse who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit described above and interfered with our contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995, the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by us in the federal action.

         In July 1996, the court in the California state court action granted demurrers by Westinghouse and the employee of Westinghouse to all causes of action against them, as well as all but one of our claims against Coherent. As a result, the claims that were the subject of the granted demurrer have been dismissed, subject to our right to appeal. We appealed these decisions as they related to Westinghouse and the Westinghouse employee, however, the Court of Appeals affirmed the state court's decision. No trial date has been set as to the remaining outstanding causes of action.

    SECURITIES CLASS ACTION

         On May 1, 1998, a class action suit (the "Valenti Litigation") was commenced in the United States District of Court for the Central District of California under the federal securities laws on behalf of purchasers of our securities during the period from February 12, 1998 through April 15, 1998. The complaint alleges that Premier and certain of our officers and directors violated the federal securities laws by issuing false and misleading statements and omitting material facts regarding our financial results and operations during such period. Among other things, the complaint alleges that the defendants materially misstated our financial results for the fiscal quarter ended December 31, 1997 and that as a result of such misstatements, the plaintiff suffered damages as a result of a decrease in the market price of our publicly traded securities.

         After the filing of this complaint, a number of similar complaints were also filed in the United States District Court for the Central District of California, seeking certification as class actions, and covering class periods commencing as early as May 7, 1997. These complaints alleged facts similar to those described above with respect to the Valenti Litigation, as well as allegations that we artificially inflated the price of our outstanding publicly traded securities as a result of misrepresentations relating to the market and prospects for sale of our Centauri ER:YAG laser. All of the above described complaints seek monetary damages in unspecified amounts, together with attorneys fees, interest, costs and related remedies. All of these class action lawsuits have now been consolidated into a single action.

         We have also been named as a nominal defendant in a shareholder derivative lawsuit filed in the Orange County, California Superior Court, in a case captioned Eskeland vs. Cozean, et al. The complaint was filed by a shareholder of ours, on behalf of Premier, against some of our current and former officers and directors, including Colette Cozean, Michael Hiebert, Richard Roemer, Ronald Higgins, Patrick Day, Grace Ching-Hsin Lin, G. Lynn Powell, and E. Donald Shapiro. The complaint alleges, among other things, that these persons violated their fiduciary duty to Premier by exposing Premier to liability under the securities laws, failing to ensure that Premier maintained adequate accounting controls, and related alleged actions and omissions. Although Premier is a named defendant, the lawsuit seeks to recover damages from the individual defendants on behalf of Premier. Accordingly, it is not clear whether Premier will have any liability or incur any material loss as a result of being named as a defendant in this matter.

         Premier has reached a agreement in principle with lead plaintiffs and their counsel to settle these lawsuits. In exchange for the release of all claims against Premier and its officers and directors, this agreement requires Premier to issue to the defendants an aggregate of 2,250,000 shares of its common stock and requires Premier's insurance carrier would pay $4.6 million in cash. This agreement is not final, however, and is subject to several conditions, including the approval by the court and execution of a final settlement agreement.

    INVESTIGATIONS AND OTHER MATTERS

         We have been notified that the Securities and Exchange Commission has instituted an investigation concerning matters pertaining to our revenue reporting practices, and related management issues. We are cooperating with the Securities and Exchange Commission in connection with this investigation. This investigation, we believe, generally relates to whether Premier, in Securities and Exchange Commission filings and press releases issued prior to the end of the 1998 fiscal year, properly recognized revenues for transactions occurring during fiscal 1997, and at interim periods in fiscal 1998. To date, the Securities and Exchange Commission has not indicated that it is seeking to impose any penalties on Premier or that it is made any specific findings with respect to our accounting practices.

         In May 1998, the Nasdaq Stock Market suspended the trading of our securities and notified us that they intended to delist these securities. We appealed this proposed action, and in October 1998 our appeal was granted. Trading of our securities on the Nasdaq Stock Market National Market recommenced on October 22, 1998.

         We are also involved in various disputes and other lawsuits from time to time arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of the IFS litigation, securities class actions, disputes and other lawsuits may adversely affect us.

    OIS LITIGATION

         On September 6, 1996, a former employee of OIS filed an action in Superior Court in the County of Sacramento, California against OIS by alleging that he was wrongfully terminated by OIS in retaliation for filing a grievance against a co-employee for harassment and creation of a hostile work environment. The suit seeks, among other things, lost wages, $150,000 in compensatory damages, and punitive damages. OIS believes that this action is without merit and intends to defend this action vigorously.

         On or about August 17, 1997, OIS was advised that J.B. Oxford & Company, one of several market makers in OIS's common shares which trade over the counter on the Nasdaq Stock Market Small-Cap Market, was being investigated by the SEC. OIS is cooperating with the Securities and Exchange Commission investigation of J.B. Oxford & Company. OIS does not believe that it is a subject of these Securities and Exchange Commission inquiries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our annual meeting of shareholders on February 26, 1999, at which meeting our shareholders were asked to consider and vote upon (1) the election of directors and (2) the 1998 Stock Option Plan. At such meeting the shareholders elected the following individuals as directors:


                                                           Shares Voting
                                                   ----------------------------
      Director                                         For              Against
      --------                                         ---              -------
Colette Cozean, Ph.D.                              13,618,155           310,472
Patrick J. Day                                     13,617,505           311,122
G. Lynn Powell, D.D.S.                             13,624,584           304,043
Lawrence D. Ashcroft                               13,624,151           304,476
Fredric J. Feldman, Ph.D.                          13,623,584           305,043
John D. Hunkeler, M.D.                             13,621,829           306,798
Lewis H. Stanton                                   13,623,584           305,043


         Such individuals were elected to serve as directors until the next annual meeting of shareholders and until their successors are elected and qualified. Also at such meeting the shareholders approved the 1998 Stock Option Plan with 3,057,512 votes for the proposal, 1,196,639 votes against and 153,885 votes abstaining.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Class A Common Stock and Class B Warrants are listed on the Nasdaq National Market under the symbols "PLSIA" and "PLSIZ," respectively. Prior to January 6, 1998, we had Class A Warrants outstanding which were listed on the Nasdaq National Market and the symbol "PLSIW," and "Units," each consisting of one share of Class A Common Stock, one Class A Warrant and one Class B Warrant, were listed on the Nasdaq SmallCap Market. The Class A Warrants were redeemed by us pursuant to the terms of the Warrant Agreement on January 6, 1998, and as a result there have been no outstanding Class A Warrants or Units since that date.

         Trading of our Class A Common Stock and Class B Warrants was suspended by the Nasdaq Stock Market on May 26, 1998, when our former auditors withdrew their audit opinion on the 1997 fiscal year. Trading of our securities on the Nasdaq Stock Market National Market recommenced on October 22, 1998.

         The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices per share of our Common Stock and Class B Warrants as reported on the Nasdaq National Market.


                                                                      Class A                  Class B
                                                                   Common Stock                Warrants
                                                               --------------------       --------------------
                                                                 Low          High         Low           High
                                                                 ---          ----         ---           ----
 1997:
  First Quarter ........................................        5 3/16        8 1/8        27/32      1 11/16
  Second Quarter .......................................         5 1/4           14          3/4        5 3/4
  Third Quarter ........................................         8 1/2     11 17/32       2 5/16      3 27/32
  Fourth Quarter ......................................         7 3/16       10 1/2       1 3/16            3

1998:
  First Quarter.........................................       7 11/16     11 11/16        1 5/8        3 7/8
  Second Quarter(1).....................................        4 3/16      10 7/16        25/32        2 7/8
  Third Quarter(1)......................................            --           --           --           --
  Fourth Quarter(1).....................................         1 7/8       4 7/16          1/8        13/16

1999:
  First Quarter.........................................       1 15/16       4 3/16         5/32          1/2
  Second Quarter (through June 25, 1999)................        2 1/16        3 3/8          1/8        11/32

--------------------

(1) From May 26, 198 to October 22, 1998, the trading in our Class A Common Stock and Class B Warrants was suspended by the Nasdaq Stock Market.

         On May 22, 1998, the last day prior to suspension of trading, the last reported sale price for our Common Stock and Class B Warrants on the Nasdaq National Market was $4 3/16 and $13/16, respectively. As of June 25, 1999, the approximate number of holders of record of our Common Stock, Class B Warrants, Class E-1 Common Stock and Class E-2 Common Stock were 790, 31, 323 and 323, respectively. There is no public market for our Class E-1 and Class E-2 Common Stock.

         We have not paid dividends and does not anticipate declaring dividends on our Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following table contains certain selected consolidated financial data of Premier and is qualified by the more detailed financial statements and notes thereto of Premier included herein. The balance sheet and statement of operations data for the periods ended March 31, 1996, 1997, 1998 and 1999 have been derived from our financial statements, audited by Haskell & White LLP, independent accountants. The balance sheet and statement of operations data for the period ended March 31, 1995 has been derived from our financial statements, audited by Price Waterhouse, LLP, independent accountants. The following information should be read in conjunction with Premier's financial statements and related notes thereto included herein and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.


                                                                     FISCAL YEAR ENDED MARCH 31,
                                                  --------------------------------------------------------------------
                                                    1995           1996           1997           1998           1999
                                                  ---------      ---------      ---------      ---------      --------
                                                                               (RESTATED)
                                                                             (IN THOUSANDS)
SELECTED STATEMENT OF
OPERATIONS DATA:
   Net sales..............................        $  1,249       $  1,704       $  5,091       $  9,886      $ 13,971
   Cost of sales..........................           1,298          3,324          3,649         17,234        13,405
                                                  ---------      ---------      ---------      ---------     ---------
   Gross profit (loss)....................             (49)        (1,620)         1,442         (7,348)          566
   Selling and marketing expenses.........           1,036          1,309          2,415          5,113         7,930
   Research and development                          1,036          1,214          1,563          3,088         4,165
   expenses...............................
   General and administrative                        1,747          1,709          1,853          3,700         6,625
   expenses...............................
   Shareholder litigation settlement
     expense ............................               --             --             --             --         8,082
   Write-off of investment................              --             --            881             --            --
   Termination of strategic alliance
     with IBC.............................              --             --            331             --            --
   In process research and develop-
     ment acquired in acquisitions........              --             --            250         12,800            --
   Merger related and integration
      costs...............................              --             --             --          7,617            --
                                                  ---------      ---------      ---------      ---------     ---------
   Loss from operations...................          (3,868)        (5,852)        (5,851)       (39,666)      (26,236)
   Interest income (expense),  net .......            (322)            99             15          1,074           203
   Minority interest in loss of
     consolidated subsidiary..............              --             --             60            274         1,764
   Discontinued operations................              --             --           (197)          (446)       (4,692)
   Extraordinary gains ..................              382             --             --             --            --
                                                  ---------      ---------      ---------      ---------     ---------
   Net loss .............................           (3,808)        (5,753)        (5,973)       (38,764)      (28,961)
   Other comprehensive income ...........               --             --             --             --            --
                                                  ---------      ---------      ---------      ---------     ---------
   Comprehensive loss.....................        $ (3,808)      $ (5,753)      $ (5,973)      $(38,764)     $(28,961)
                                                  =========      =========      =========      =========     =========

SELECTED PER SHARE DATA:
   Loss per share before discontinued
     operations and extraordinary item(2).        $  (1.59)      $  (1.26)      $   (.99)      $  (3.35)     $  (1.56)
   Discontinued operations................              --             --           (.03)          (.04)         (.30)
   Extraordinary gain from
     extinguishment of indebtedness.......              15             --             --             --            --
                                                  ---------      ---------      ---------      ---------     ---------
   Net loss per share(1)..................        $  (1.44)      $  (1.26)      $  (1.02)      $  (3.39)     $  (1.86)
                                                  =========      =========      =========      =========     =========
   Weighted average shares
     outstanding(2).......................           2,585          4,557          5,833        11,444         15,531




                                                                  AT MARCH 31,
                                            --------------------------------------------------------
                                              1995       1996       1997        1998         1999
                                              -----      -----      ----        ----         ----
SELECTED BALANCE SHEET DATA:
   Cash and cash equivalents............    $ 5,888   $     35     $   174    $  9,723     $    889
   Working capital (deficit)............      6,756       5,18       7,526      19,017       (1,363)
   Total assets.........................     16,884     15,675      21,079      47,708       19,276
   Long-term debt.......................         --         --          --          --           --
   Shareholders' equity.................     15,002     13,797      16,249      31,456        9,303

 (1) The effect on net loss per common share of the conversion of Premier's debentures was to reduce historical net loss by $67,995 and to increase weighted average shares outstanding by 321,099 shares for the fiscal year ended March 31, 1995. Net loss per common share was computed based on the weighted average number of our common shares outstanding during the fiscal year ended March 31, 1995 after giving retroactive adjustment for recapitalization and conversion of debentures outstanding prior to our initial public offering into Units upon completion of our initial public offering.
(2) Does not include shares of Class E-1 or Class E-2 Common Stock, which are subject to cancellation in certain circumstances.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         READ THE FOLLOWING DISCUSSION TOGETHER WITH THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. THE RESULTS DISCUSSED BELOW ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS AND WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH HEREIN, IN THE SECTION ENTITLED "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

GENERAL

         Premier develops, manufactures and markets several lines of proprietary medical lasers, fiber optic delivery systems, diagnostic imaging systems and associated products for a variety of dental, ophthalmic and surgical applications. Premier commenced operations in August 1991, after acquiring substantially all of the assets of Pfizer Laser Systems, a division of Pfizer HPG which is a wholly-owned subsidiary of Pfizer, Inc. The assets we acquired included the proprietary rights to a broad base of laser and fiber optic technologies developed by Pfizer Laser Systems. This acquisition was led by our current Chief Executive Officer.

         While we have received FDA clearance to market laser products covering a variety of medical applications, to date we have focused our research, development and marketing efforts on a limited number of products or applications. These applications principally consist of specific dental and more recently, ophthalmic applications. As future resources permit, we may introduce products for applications for which we already have all necessary approvals or may seek strategic alliances to develop, market and distribute these products.

         We have recorded operating losses in each of the fiscal years since our formation, resulting in large part from substantial sales and marketing and general and administrative expenses, business acquisition costs and costs incurred in research and development activities and in obtaining regulatory approvals. Although sales increased significantly during fiscal 1998, operating results worsened due to the impacts of expensed business acquisition costs and a failed distribution agreement.

         As discussed in Note 6 to the accompanying financial statements, Premier and several of our officers and directors have been named in a number of securities class action lawsuits which allege violations of the Securities

Exchange Act or the California Corporations Code. We have also been named in a shareholders' derivative action. Any significant uninsured judgment or settlement amount associated with these claims would seriously affect our ability to satisfy our working capital requirements.

     FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31,
1998

         Our net sales increased 41% to $13,971,000 for the year ended March 31, 1999 ("fiscal 1999") from $9,886,000 for the year ended March 31, 1998 ("fiscal 1998"). This increase was primarily attributable to sales of ophthalmic products manufactured both by us, and by our 51%-owned subsidiary, Ophthalmic Imaging Systems. Our fiscal 1998 net sales included only two months of sales by OIS.

         Cost of sales decreased 22% to $13,405,000 in fiscal 1999 from $17,234,000 in fiscal 1998. The majority of the decrease is due to the difference between inventory reserves of $7,500,000 recognized during fiscal 1998 associated with the failure of a relationship with dental distributor Henry Schein, Inc., and reserves for additional excess inventory quantities of $2,300,000 recognized during fiscal 1999. Also contributing to the reduction in cost of sales were lower warranty service costs and a decrease in materials scrap expense. Offsetting this reduction were the inclusion of a full year of OIS cost of sales as well as higher manufacturing expenses associated with excess manufacturing capacity during fiscal 1999.

         Selling and marketing expenses increased 55% to $7,930,000 in fiscal 1999 from $5,113,000 in fiscal 1998. Approximately one-half of the increase was attributable to the selling and marketing expense of OIS, which was included for only two months in fiscal 1998. Other factors which contributed to the increase during fiscal 1999 include substantial growth in trade show and advertising expense associated with our dental and ophthalmic product offerings, as well as increased use of professional advisory services.

         Research and development expenses increased 35% to $4,165,000 in fiscal 1999 from $3,087,000 in fiscal 1998. Approximately three-fourths of the increase was due to the inclusion of research and development expenses of OIS which were included for only two months in fiscal 1998. The balance of the increase was due to personnel additions, increased clinical costs, and higher consulting services associated with new product development. Substantially offsetting the increase in research and development expense during fiscal 1999 was a reduction in compensation expense for stock options granted to consultants and other non-employees during fiscal 1998 which were subsequently terminated.

         General and administrative expenses increased 79% to $6,625,000 in fiscal 1999 from $3,700,000 in fiscal 1998. Approximately one-third of the increase was attributable to the general and administrative expense of OIS, which was included for only two months in fiscal 1998. Legal and accounting fees increased substantially during fiscal 1999 as compared to fiscal 1998, rising by approximately $324,000, and $387,000 respectively. These increases resulted from the resignation of our former auditors and the resulting need to have audits performed for two fiscal years, as well as class action litigation and SEC/Nasdaq inquiries that arose during the quarter ended June 30, 1998. Also contributing to the increases in fiscal 1999 as compared to fiscal 1998, were an increase in our provision for bad debts of $405,000 and an increase in compensation expense of $401,000.

         On November 18, 1998, we reached an agreement in principle with lead plaintiffs and their counsel to settle certain class and derivative action lawsuits which allege violations of the Securities Exchange Act or the California Corporations Code . The plaintiffs seek damages on behalf of classes of investors who purchased our stock between May 7, 1997 and April 15, 1998. Under the terms of the agreement in principle, in exchange for a release of all claims, we would pay 2,250,000 shares of common stock and $4,600,000 in cash. The cash portion of the settlement would be paid by our insurance carrier. Completion of the settlement is subject to the execution of the final settlement agreement, court approval and certain other conditions. In accordance with the terms of the agreement in principle to settle class and derivative actions, we established a reserve during the third quarter of fiscal 1999 for the future issuance of 2,250,000 shares of common stock. The shares were valued at a price of $3.31 per share which was the closing price of our stock on November 18, 1998, the effective date of the proposed settlement agreement. We have included approximately $634,000 of associated legal and professional fees in this reserve for fiscal 1999, but have not included in the reserve approximately $4,600,000 in cash that would be paid by our insurers.

         In fiscal 1998 we recognized $12,800,000 for in process research and development and $7,617,000 in merger and integration costs related to the acquisitions of 51% ownership in OIS and 100% of EyeSys Technologies, Inc. No business acquisitions have occurred during fiscal 1999.

         Net interest income decreased by 81% to $203,000 for fiscal 1999 as compared to $1,073,000 for fiscal 1998. The decline in interest income reflects a decrease in excess cash flow available for us to invest during fiscal 1999. The decrease in cash flow was primarily due to increased operating expenses and higher working capital requirements.

         Approximately $700,000 of the Company's consolidated losses were attributable to the minority shareholder interest of OIS. However 100% of this loss was absorbed by us due to the capital deficiency position of OIS.

         In March 1999, the board of directors of Data.Site, adopted a plan to discontinue its operations. Accordingly, the results of Data.Site's operations, plus the write-off of $3,511,000 in unamortized goodwill, capitalized software development costs, and equipment have been segregated from continuing operations and reported on a separate line item on the statement of operations and comprehensive loss for fiscal 1999. The statement of operations for fiscal 1998 and fiscal 1997 have been reclassified to present Data.Site's operating results as discontinued operations. Approximately $2,200,000 of the Company's consolidated losses during fiscal 1999 were attributable to the minority interest of Data.Site. Of this amount $400,000 could not be attributed to the minority interest due to the capital deficiency position of Data.Site and was therefore absorbed by us.

     FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31,
1997

         Net sales increased 94% to $9,885,000 for the year ended March 31, 1998 ("fiscal 1998") from $5,091,000 for the year ended March 31, 1997 ("fiscal 1997"). This increase was primarily attributable to an increase in sales to the dental market including sales resulting from the introduction of the Er:YAG laser for cavity preparation and ophthalmic sales from the EyeSys product line during the latter half of fiscal 1998. Dental sales during the last two quarters of fiscal 1998 were adversely affected by an impasse reached with dental distributor Henry Schein, Inc. over the nature of a relationship between the parties initiated with a letter of intent executed in December 1997. We believed that Henry Schein obligated itself to accept an initial shipment of product, and that the relationship was being expanded. Henry Schein subsequently notified us that it did not agree with our understanding of the terms of the relationship. Sales during the last two quarters of fiscal 1997 were also adversely affected by a disruption in our supply of Arago argon laser and vendor supply problems with our Multi-Operatory Dentalaser argon laser.

         Cost of sales increased 372% to $17,234,000 in fiscal 1998 from $3,649,000 in fiscal 1997, due to an increase in sales, excess inventory reserves of $7,500,000 associated with the failure of the Henry Schein relationship, substantially higher warranty costs, and start-up and training expenses associated with Er:YAG laser and fiber and EyeSys product manufacture.

         Selling and marketing expenses increased 112% to $5,113,000 in fiscal 1998 from $2,415,000 in fiscal 1997. This increase was primarily attributable to significant increases in marketing personnel, introduction of the Er:YAG laser, increased commissions and associated selling expenses, and from consolidation of the expenses of new subsidiaries.

         Research and development expenses increased 98% to $3,087,000 in fiscal 1998 from $1,563,000 in fiscal 1997. This increase resulted primarily from increases in Premier's research and development personnel, an additional $510,000 of clinical trial costs and associated samples, travel expenditures for Premier and EyeSys, and $710,000 of expense for all other new subsidiaries. The expense in fiscal 1997 was offset by a $450,000 payment received by Premier under a Small Business Innovative Research grant. We also recognized $225,000 and $190,000 as a research and development expense from the issuance of stock options to clinical evaluators and medical directors in fiscal 1998 and fiscal 1997 respectively.

         General and administrative expenses increased 100% to $3,700,000 in fiscal 1998 from $1,853,000 in fiscal 1997. This increase was partially due to $459,000 of expenses from new subsidiaries, $400,000 for litigation expense related to a supply agreement for optical fibers, and $250,000 for issuance of stock options.

         Net interest income increased to $1,073,000 in fiscal 1998 from $15,000 in fiscal 1997. This increase reflected our higher cash balances following the completion of our secondary offering in October 1996 and the exercise of outstanding warrants in January 1998. The net proceeds from these capital stock transactions were $10,401,000 from the secondary offering and $41,735,000 from the warrant exercises.

         In fiscal 1998, Premier expensed $12,800,000 for in process research and development and $7,617,000 in merger and integration costs related to the acquisitions of 51% ownership in OIS and 100% of EyeSys. Approximately $180,000 of losses were attributable to the minority shareholder interest of OIS. However 100% of the loss was absorbed by Premier due to the capital deficiency position of OIS. We recorded $349,000 of losses attributable to our minority shareholder interest of Data.Site compared with $60,000 during 1997.

         In summary, the operating results for 1998 were negatively impacted by $20,417,000 of acquisition expenses (including $16,500,000 of non-cash costs), $7,500,000 of inventory write-downs, $1,100,000 of warranty cost, $480,000 of non-cash stock option expense, bad debt expense of $600,000, and litigation costs of $400,000.

     LIQUIDITY AND CAPITAL RESOURCES

         Our operations have been financed through the proceeds from the sale of our equity securities, including an initial public offering in December 1994, and a secondary public offering in October 1996, the exercise of publicly traded warrants and stock options, revenues from operations, and proceeds from a Small Business Innovative Research Grant. Further, in May of 1999, we received $2 million in gross proceeds from a private offering and sale of convertible debentures and will receive an additional $2 million in gross proceeds from this financing upon the effectiveness of this registration statement. The net proceeds of this financing will be used for working capital requirements. In connection with this financing, we granted to the lenders a security interest in substantially all of our assets, including without limitation our patents and other intellectual property.

         Our principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of ophthalmic, dental and surgical sales forces, the development of marketing programs and the acquisition and/or licensing of patents.

         At March 31, 1999, we had unrestricted cash and short-term investments of $889,000 and a working capital deficit of $1,363,000. The decrease in cash and short-term investments since March 31, 1998 was primarily the result of the losses during fiscal 1999, increased by working capital changes during the period, including the continued receipt of inventory purchases commitments that had been made during the prior fiscal year. Cash flow during fiscal 1997 and 1998 was positive as the net result of cash proceeds from equity offerings and exercise of stock options and warrants, reduced by operating requirements and investing activities associated with new business acquisitions.

         Our future capital requirements will depend on many factors, including:

     o   the progress of our research and development activities
     o   the scope and results of pre-clinical studies and clinical trials
     o   the costs and timing of regulatory approvals
     o   the rate of technology advances
     o   competitive conditions within the medical laser industry
     o   the maintenance of manufacturing capacity
     o   the outcome of the class action lawsuits
     o the establishment of collaborative marketing and other relationships which may either involve cash infusions to us, or require additional cash from us.

         Our ability to meet our working capital needs will depend on our ability to achieve sales targets, profitability and a positive cash flow from operations. We cannot assure you that we will be able to achieve sales targets, profitable operations or a positive cash flow from operations.

         We believe that our present liquid assets and cash to be generated through the operation of our business will be sufficient to meet our working capital requirements through at least March 31, 2000. Any significant uninsured settlement or judgment associated with the class action litigation would materially adversely affect our ability to satisfy our working capital requirements. If additional capital is required, we would consider several financing alternatives including the issuance of securities, licensing of technology and marketing rights, and/or bank financing. We cannot assure you that we would be successful in obtaining additional financing.

         At March 31, 1999, we had net operating loss carryforwards for federal income tax purposes totaling approximately $55 million which will begin to expire in fiscal 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of our net operating loss carryforwards to offset future income may be limited.

     GOVERNMENT GRANTS

         We have been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Substantially all of this grant has been drawn for such purposes. The remaining $50,000 of the grant can be drawn upon the achievement of specified criteria.

     YEAR 2000 ISSUES

         During the quarter ended September 30, 1998, we upgraded our computerized accounting system to a release that is compliant with Year 2000 dating sensitivities. The costs of this upgrade were minimal. We have not prepared a formal assessment of the internal and external Year 2000 issues that would have a significant impact on our products. Our laser products are not date sensitive. Diagnostic products, on the other hand, contain date sensitive data bases. Our software engineers are developing new software to be available by mid-1999 which will address the Year 2000 dating issues. The costs of software modification are not expected to be material. Any diagnostic products currently in the market that are covered by a warranty will be upgraded at no charge to the customer at an insignificant cost to the company. We plan to charge upgrade fees for previously sold products that are outside of the warranty period. We expect that our existing warranty reserves will be adequate to absorb the upgrade costs.

     SEASONALITY

         To date, our revenues have typically been significantly higher in the second and fourth calendar quarters. This seasonality reflects the timing of major medical and dental industry trade shows in these quarters, significantly reduced sales during the summer and the effect of year-end tax planning influencing the purchasing of capital equipment for depreciation during the fourth calendar quarter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required by this item are included in Part IV, Item 14 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On June 1, 1998, we filed a Current Report on Form 8-K, reporting a change in our certifying accountant. This Current Report was amended on June 15, 1998. In connection with the resignation of our former accountants, there was a disagreement between us and our former accountants concerning certain accounting matters. Reference is hereby made to such Current Reports for further discussion of this matter.

         On June 22, 1998, we engaged the firm of Haskell & White LLP as our certifying accountant. The engagement of Haskell & White LLP was reported in a Current Report on Form 8-K filed June 26, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

         Our directors and executive officers and their ages as of March 31, 1999 are as follows:


                 NAME                      Age                    Position
                 ----                      ---                    --------
Colette Cozean, Ph.D.(1)...............    41    Chairman of the Board, Chief Executive Officer, President
                                                 and Director
Robert V. Mahoney......................    57    Vice President, Finance and Chief Financial Officer
Tom Hazen..............................    57    Executive Vice President, Operations
Judith A. McCall.......................    58    Vice President, Human Resources, Administration and
                                                 Special Projects and Secretary
Jeffrey A. Anderson....................    32    Vice President, Regulatory Affairs and Quality Assurance
Lawrence D. Ashcroft(2)(3).............    70    Director
Patrick J. Day.........................    72    Director
Fredric J. Feldman, Ph.D.(2)(3)........    59    Director
John Hunkeler, M.D., F.A.C.S.(2).......    57    Director
G. Lynn Powell, D.D.S.(2)..............    57    Director
Lewis H Stanton(3).....................    45    Director
----------------------------

(1) We are presently in the process of seeking additional management personnel, including a new Chief Executive Officer. Under our current plans, if we are able to hire a new Chief Executive Officer, Dr. Cozean will retain her positions as Director of Research and Chairman.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.


         All directors hold office until the next Annual Meeting of Shareholders or the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

         The business experience, principal occupations and employment, as well as periods of service, of each of our directors and executive officers during at least the last five (5) years are set forth below.

         COLETTE COZEAN, PH.D. is a founder of Premier and has been its Chairman of the Board of Directors, President and Director of Research since it commenced operations in August 1991 and became the Chief Executive Officer in 1994. From April 1987 to August 1991, Dr. Cozean served as Director of Research and Development, Regulatory Affairs and Clinical Programs at Pfizer Laser Systems, a division of Pfizer Hospital Products Group, Inc. and in these capacities managed the development of the laser technologies which we acquired from Pfizer Laser Systems. Prior to April 1987, Dr. Cozean held various research positions at Baxter Edwards, a division of Baxter Healthcare Corporation, and American Technology and Ventures, a division of American Hospital Supply Company. Baxter Healthcare Corporation and American Hospital Supply Company are manufacturers and suppliers of advanced medical products. Dr. Cozean holds several patents, has published many articles and has served as a member of the National Institutes of Health grant review committee. Dr. Cozean received a Ph.D. in biomedical engineering and an M.S. in Electrical Engineering from Ohio State University, a B.S. in biomedical engineering from the University of Southern California, and a B.A. in physical sciences from Westmont College.

         JEFFREY A. ANDERSON has been Vice President, Regulatory Affairs and Quality Assurance since September 1997 when he joined Premier. Prior to that time and since November 1995, Mr. Anderson had served as Regulatory Affairs Manager of Medtronic. From December 1993 to November 1995, Mr. Anderson served as Regulatory Affairs Specialist of Sybron Dental Specialties and from December 1991 to December 1993, he served as Regulatory Affairs/Quality Assurance Manager of Laser Medical Technology, Inc. Mr. Anderson received a B.S. in Physics from California State University Fullerton.

         TOM HAZEN has been the Executive Vice President, Operations of Premier since October 1997. Prior to joining Premier and since 1992, Mr. Hazen served as Vice President of Operations of Imagyn Medical, Inc. In addition, Mr. Hazen has served in various executive offices with several companies in the medical field specializing in product development and manufacturing. These positions include Vice President Operations at MICA Technology Services in Buffalo Grove, Illinois and President and Chief Executive Officer of California based Dolphin Imaging Systems. Mr. Hazen received a BSME degree from the University of Arizona and an MBA from UCLA.

         ROBERT V. MAHONEY joined Premier in December 1998 as the Chief Accounting Officer, and became Chief Financial Officer and Executive Vice President-Finance in January 1999. Before then and since February 1997, Mr. Mahoney served as Director, Strategy and New Ventures of Tandem Computers, Inc. From August 1996 until November 1996, Mr. Mahoney was an employee of Superstill Technology, Inc. Before his employment at Superstill Technology, from January 1996 until July 1996, Mr. Mahoney served as the Chief Financial Officer and Senior Vice President, Finance of Interactive Network, Inc. Mr. Mahoney received a MBA from Stanford University and holds a B.S. in Public Policy from the United States Air Force Academy.

         JUDITH A. MCCALL has been with Premier since April 1993 and became Vice President, Human Resources, Administration and Special Projects and Secretary in January 1998. For the past three years, Ms. McCall has headed our human resources department. Prior to joining Premier, Ms. McCall held various senior operations and administrative positions with firms in Southern California and served as Director of Training and Development for API Security. Ms. McCall received a M.A. in Marriage, Family and Child Psychology from Azusa Pacific College in Azusa, California and a B.A. in Christian Education from St. Andrews Presbyterian College in Lauringburg, North Carolina.

         LAWRENCE D. ASHCROFT joined the board of directors in December 1998. Mr. Ashcroft has held a number of senior management and directorial posts in both the United States and Europe. Before his retirement, from 1988 to 1995, Mr. Ashcroft served as Chairman of the Board of Directors of Cardiopet, Inc., a company which specialized in reading animal electrocardiograms worldwide via telephone. Mr. Ashcroft currently serves on the board of directors of Leading Edge Technologies and is a non-executive director of Tatatech Inc., Westergaard Broadcasting Inc. and Comstock and Madison Systems Inc.

         PATRICK J. DAY has served as a director of Premier since August 1991. Mr. Day is a Certified Public Accountant and owns a CPA firm which he established in 1967. Mr. Day has served as a director for several organizations including the First Presbyterian Church of Hollywood and many private companies. Mr. Day is the father of Dr. Cozean, our Chairman of the Board and President. Mr. Day received a B.A. in accounting from the University of Idaho.

         FREDRIC J. FELDMAN, PH.D. joined the board of directors in December 1998. Dr. Feldman has been a consultant to start up healthcare companies, investment banks and venture capital groups since 1992. Before and during that period, Dr. Feldman served as Chief Executive Officer of Biex, Inc., a company specializing in womens' health; as Chief Executive Officer and Chairman of the Board of Directors of Oncogenetics, Inc., a cancer diagnostics company; and as President and Chief Executive Officer of Microgenics Corporation, a biotechnology company. Currently, Dr. Feldman serves as a director for Ostex

International, Inc., SangStat Medical Corporation and Orthologic Corp. and several private companies. Dr. Feldman received a Ph.D. in Analytical Chemistry and a M.S. in Inorganic Chemistry from the University of Maryland and a B.S. in Chemistry from the City University of New York.

         JOHN D. HUNKELER, M.D., F.A.C.S. joined the board of directors in December 1998. Dr. Hunkeler is a board certified ophthalmologist who has been in private practice in Kansas City, Missouri since 1973. He is also a professor and Chairman of the Department of Ophthalmology at the University of Kansas Medical Center, the President of Hunkeler Eye Centers and the former President of the American Society of Cataract and Refractive Surgery. Dr. Hunkeler is the former Medical Director and Vice President of the Kansas City Eye Bank. Dr. Hunkeler holds a B.A. from Harvard College and received his medical degree from the University of Kansas in 1967.

         G. LYNN POWELL, D.D.S. joined the board of directors in January 1997. Dr. Powell has been on the faculty at the University of Utah since 1982, where he currently serves as the Assistant Dean for Dental Education in the School of Medicine and Professor in the Department of Pathology. He is a patent holder who has performed extensive research in the field of dentistry serving as primary investigator on several funded grants and is author or co-author of over 45 papers in journals, a majority of which relate to the use of lasers in dentistry. He serves as a reviewer for three dental and laser journals, has lectured nationally as well as internationally, and routinely presents his work at research meetings. Dr. Powell is the current President of the International Society for Lasers in Dentistry. Dr. Powell received his D.D.S. from the University of Washington and was on the full time faculty in Restorative Dentistry at that institution for ten years.

         LEWIS H. STANTON joined the board of directors in December 1998. Mr. Stanton has been the Executive Vice President, Chief Operating Officer and Chief Financial Officer of MAI Systems Corporation since he joined that company in 1997. From 1996 until he joined MAI Systems in 1997, Mr. Stanton was the President of Stanton & Associates, a consulting company. From September 1996 until January 1997, Mr. Stanton served as acting Chief Executive Officer of Worldwide Networks, Inc., an Internet access provider. From 1988 until 1996, Mr. Stanton served as Chief Financial Officer of Data Analysis Inc., the parent company of Investor's Business Daily, a national daily newspaper; William O'Neal & Co. Inc., an institutional research firm and database company; and other companies. From 1976 until 1988, Mr. Stanton was with the international accounting firm Arthur Andersen & Co., specializing in financial services. Mr. Stanton is a member of the AICPA and was chair of the California Society of CPAs, Los Angeles, Members in Industry Committee for four years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, and the regulations thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our and other equity securities, and to furnish us with copies of all Section 16(a) forms which they file.

         During the fiscal year ended March 31, 1999, all reports required to be filed pursuant to section 16(a) of the Exchange Act were filed on a timely basis.

         During the fiscal year ended March 31, 1998, Jeffrey A. Anderson, J. Randy Alexander and Judith A. McCall, each one of our executive officers, failed to file on a timely basis an Initial Statement of Beneficial Ownership of Securities on Form 3. During the fiscal year ended March 31, 1998, Tom Hazen, also an executive officer, and Patrick J. Day, one of our directors, failed to file on a timely basis, a Statement of Changes of Beneficial Ownership on Form 4.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the two (2) fiscal years ended March 31, 1999 and 1998, all other Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation paid to our Chief Executive Officer and each other executive officer who received an annual salary and bonus of more than $100,000 for services rendered to us during the fiscal year ended March 31, 1998.

                                                                                LONG-TERM
                                                                           COMPENSATION AWARDS
                                               ANNUAL COMPENSATION(1)      -------------------
                                   FISCAL      -----------------------          SECURITIES            ALL OTHER
   NAME AND PRINCIPAL POSITION      YEAR        SALARY          BONUS        UNDERLYING OPTIONS      COMPENSATION
   ---------------------------      ----        ------          -----        ------------------      ------------
Colette Cozean, Ph.D., President,   1999       $250,000        $25,000                   0              $38,950(2)
   Chief Executive Officer and      1998       $165,000       $100,000            1,000,000             $16,704(3)
   Director of Research             1997       $151,064            --               217,500             $32,300(4)
Tom Hazen, Executive Vice           1999       $150,000        $20,000                    0                   --
President, Operations
---------------------

(1) Excludes perquisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which in the aggregate, for each of the named persons did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for the person shown above. We have entered into Termination Agreements with the above executive officers which provide that in the event of a termination of employment following a change in control of Premier, as defined in this agreement, the named executive officer will receive (i) a lump sum cash payment equal to two times the highest annual level of total cash compensation paid to that officer during the three (3) calendar years prior to the termination; (ii) immediate vesting of all previously granted stock options; and (iii) continuing health benefits for a period of twenty-four (24) months. We have also entered into Employment Agreements with each of the named persons which provide for two to four (4) months of severance benefits upon their termination of employment. Based upon salary levels as of March 31, 1999, these severance benefits would be approximately $83,334 for Dr. Cozean and $37,500 for Mr. Hazen.
(2) Represents $32,500 of premiums incurred by us for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance of $6,450.
(3) Represents $5,000 of premiums paid by us for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance of $11,704.
(4) Represents $27,500 of premiums paid by us for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance of $4,800.

OPTIONS GRANTED IN LAST FISCAL YEAR

         During the fiscal year ended March 31, 1999, we did not grant any stock options to either of the executive officers named in the Summary Compensation Table above.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table provides information regarding stock options exercised by the named executive officers during the fiscal year ended March 31, 1999, as well as the number of exercisable and unexercisable in-the-money stock options and their values at fiscal year-end. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option.



                                                                                                     Value of
                                                                        Number of               Unexercised In-the-
                                                                   Unexercised Options           Money Options at
                                       Shares                      at March 31, 1999            March 31, 1999(1)
                                      Acquired       Value        --------------------         --------------------
                                    on Exercise     Realized    Exercisable/Unexercisable    Exercisable/Unexercisable
                                    -----------     --------    -------------------------    -------------------------
Colette Cozean, Ph.D..............           0            0        1,043,650/1,716,150                 $0/$0
Tom Hazen ........................           0            0           50,000/150,000                   $0/$0
--------------------

(1) Represents the Nasdaq Stock Market last sale price of underlying securities at fiscal year end, minus the exercise price of the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended March 31, 1999, the members of the compensation committee were Dr. Feldman, Dr. Hunkeler, Dr. Powell and Mr. Ashcroft, all of whom are non-employee directors of Premier. No member of the compensation committee has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

COMPENSATION COMMITTEE REPORT TO SHAREHOLDERS

         The Compensation Committee of the Board of Directors (the "Committee") establishes the compensation level for the Company's Chief Executive Officer ("CEO") and other executive officers based upon the Committee's discretion, taking into account factors it deems appropriate, such as competitive factors, attainment of established Company financial performance criteria and individual performance goals and the implementation of key strategic programs and products.

         The Compensation Committee believes that the compensation programs for the Company's executive officers should reflect the Company's performance and the value created for the Company's shareholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company and should reward individual contributions to the Company's success. The Company is engaged in a very competitive industry, and the Company's success depends upon its ability to attract and retain qualified executives through the competitive compensation packages it offers to such individuals.

         The Compensation Committee's policy is to provide the Company's executive officers with compensation opportunities that are based upon their personal performance, the financial performance of the Company and their contribution to that performance, and that are competitive enough to attract and retain highly skilled individuals. Compensation for the CEO for fiscal 1999, as reported above, was based on the Committee's analysis of the Company's financial performance and achievement of strategic objectives, and the CEO's contribution to this performance and these achievements.

         The Company's policy is not to disclose target levels with respect to specific quantitative or qualitative performance-related factors, or factors considered to involve confidential business information, because their disclosure would have an adverse effect on the Company.

         Qualification of compensation under Section 162(m) of the Internal Revenue Code requires that compensation be "performance based" and that the shareholders of the Company approve the material terms of the compensation plan. The Company can deduct compensation paid (or deemed paid) to each named executive officer in the tax year concerned to the maximum amount of $1,000,000 unless additional compensation qualifies for deductibility under Section 162(m).

         Based on its review of all of the factors described above, the Committee has determined that salaries for the Company's executive officers will be maintained at their fiscal 1999 levels except that Jeff Anderson, our VP, Regulatory Affairs and Quality Assurance, received a 33% raise. All amounts paid or accrued during fiscal 1999 under the above described plans and programs are included in the tables above.

 COMPENSATION COMMITTEE:

Fredric J. Feldman, Ph.D., Chairman
Lawrence D. Ashcroft
John D. Hunkeler, M.D., F.A.C.S.
G. Lynn Powell, D.D.S.

COMPARISON OF CUMULATIVE TOTAL RETURN ON ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

                    [Data below represented as a graph here]



                                                                      FISCAL YEAR ENDING
                                      ---------------------------------------------------------------------------------
                                      11/30/94        3/31/95        3/31/96       3/31/97        3/31/98       3/31/99
                                      --------        -------        -------       -------        -------       -------
COMPANY/INDEX/MARKET
Premier Laser Systems                   100.00          80.00         172.50        110.00         210.00         46.88
Electromedical Equipment                100.00         116.74         190.35        171.13         242.41        302.03
NASDAQ Market Index                     100.00         103.04         138.60        155.06         234.33        306.23

Note:      Base price date is 11/30/94.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information as of June 25, 1999, regarding the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. The following table treats the Common Stock, the Class E-1 Common Stock and the Class E-2 Common Stock as a single class.

                                                        Amount and
                                                        Nature of           Percent of
Name and Address                                        Beneficial            Common
of Beneficial Owner(1)                                  Ownership             Stock
----------------------                                 -----------            -----
Colette Cozean, Ph.D.(2)..........................       1,187,145             6.4%
Patrick J. Day(3).................................         269,933             1.5%
G. Lynn Powell, D.D.S.(4).........................          91,501               *
Lawrence D. Ashcroft (5)..........................          10,000               *
Fredric J. Feldman, Ph.D.(5)......................          10,000               *
John D. Hunkeler, M.D., F.A.C.S.(5)...............          10,000               *
Lewis H. Stanton (5)..............................          10,000               *
Robert V. Mahoney (6).............................          17,308               *
Tom Hazen (7).....................................          52,006               *
Jeffrey Anderson (8)..............................          42,551               *
Judith A. McCall(9)...............................          85,696               *
All directors and executive officers as
a group (11 persons)(10)..........................       1,786,140             9.4%
------------------
*     Less than 1%.

(1) The address of each of the individuals listed (other than the selling shareholders) is 3 Morgan, Irvine, California 92618. Unless otherwise noted, we believe that all persons named in the table have sole investment and voting power with respect to all shares of Class A Common Stock beneficially owned by such person, such shares, subject to community property laws where applicable.
(2) Includes 52,049 shares of Class A Common Stock, 43,514 shares of Class E-1 Common Stock and 43,514 shares of Class E-2 Common Stock held by Dr. Cozean and 1,594 shares of Class A Common Stock, 1,412 shares of Class E-1 Common Stock and 1,412 shares of Class E-2 Common Stock held by Dr. Cozean as custodian for her two minor children. Also includes 1,043,650 of Class A Common Stock subject to options exercisable within 60 days.
(3) Includes 54,263 shares of Class A Common Stock, 24,023 shares of Class E-1 Common Stock and 24,023 shares of Class E-2 Common Stock. Also includes 133,992 shares of Class A Common Stock, 16,816 shares of Class E-1 Common Stock and 16,816 shares of Class E-2 Common Stock subject to warrants and options exercisable within 60 days.
(4) Includes 91,501 shares of Class A Common Stock subject to warrants and options exercisable within 60 days.
(5) Consists of 10,000 shares of Class A Common Stock subject to options exercisable within the next 60 days.
(6) Consists of 17,308 shares of Class A Common Stock subject to options exercisable within 60 days.

(7) Includes 2,006 shares of Class A Common Stock and 50,000 shares of Class A Common Stock subject to options exercisable within 60 days.
(8) Includes 885 shares of Class A Common Stock and 41,666 shares of Class A Common Stock subject to options exercisable within 60 days.
(9) Includes 1,339 shares of Class A Common Stock and 84,357 shares of Class A Common Stock subject to options exercisable within 60 days.
(10) Includes 112,136 shares of Class A Common Stock, 68,949 shares of Class E-1 Common Stock and 68,949 shares of Class E-2 Common Stock. Also includes 1,502,474 shares of Class A Common Stock, 16,816 shares of Class E-1 Common Stock and 16,816 shares of Class E-2 Common Stock subject to warrants and options exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On April 3, 1999, our board of directors extended the expiration date of an option to purchase 4,522 shares of common stock until April 22, 2000. The options had previously been granted to T. Daniel Caruso and were subsequently inherited by his widow.

         In December 1998, we granted options to purchase 40,000 shares of common stock to three newly elected directors: Dr. Feldman, Dr. Hunkeler and Mr. Stanton. In January 1999, we granted an option to purchase 40,000 shares of common stock to Mr. Ashcroft when he came on the board. All of these options vest over four years beginning on March 31, 1999. These options have an exercise price of $2.00 per share, the fair market value of our common stock on the date of grant. In January 1999, we also granted an option to purchase 225,000 shares of common stock with an exercise price of $1.906 per share to Mr. Robert Mahoney, our Chief Financial Officer.

         In fiscal 1998, we issued options to purchase the following numbers of shares to certain of its directors: (1) Colette Cozean - 1,000,000 shares vesting over 5 years; (2) Patrick J. Day, Grace Ching - Hsin Lin, G. Lynn Powell, and E. Donald Shapiro - 40,000 shares each vesting over 4 years. All of these options have an exercise price of $7.98 per share, the fair market value of our common stock on the date of grant. In addition to the above, Mr. Shapiro and Dr. Powell were each granted options to purchase 30,000 shares at $10.31 per share vesting over 3 years in connection with services rendered by them. All of the above options have a term of ten years.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                             Page in
                                                                                                           Annual Report
                                                                                                           on Form 10-K
                                                                                                           ------------
         (a)      The following documents are filed as part of this Annual
                  Report on Form 10-K.

                  (1)      Report of Haskell & White LLP, Independent Auditors................................. F-2

                           Consolidated Balance Sheets at March 31, 1999 and 1998...............................F-3

                           Consolidated Statements of Operations and Comprehensive Loss
                           for the Years Ended March 31, 1999, 1998 and 1997....................................F-4

                           Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997..................................................F-5


                           Consolidated Statements of Cash Flows for the Years Ended
                           March 31, 1999, 1998 and 1997........................................................F-7

                           Notes to Consolidated Financial Statements...........................................F-9

                  (2)      Financial Statements Schedules

                           Schedule II-Valuation and Qualifying Accounts for the Years
                           Ended March 1999, 1998 and 1997.....................................................F-27

                           Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                  (3)      Exhibits (numbered in accordance with Item 601 of
                           Regulation S-K)...................................................................... 45


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)      Exhibits.

EXHIBIT
NUMBER                                              DESCRIPTION
------                                              -----------

     2.1 Agreement and Plan of Merger dated as of April 24, 1997 among the Registrant, EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit
              2.1 to the Registrant's Registration Statement on Form S-4, Registration No. 33-29573).

     2.2 First Amendment to Agreement and Plan of Merger dated as of August 6, 1997, among the Registrant, EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.2 to the Registrant's Current Report of Form 8-K filed October 15, 1997).

     2.3 Second Amendment to Agreement and Plan of Merger dated as of September 16, 1997 among the Registrant, EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc., EyeSys Technologies, Inc. and Premier Acquisition of Delaware, Inc. (incorporated herein by this reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed October 15, 1997).

     2.4 Stock Purchase Agreement dated February 25, 1998 between the Registrant and Ophthalmic Imaging Systems (incorporated herein by this reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

     2.5 Purchase Agreement dated February 25, 1998 between the Registrant and Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (incorporated herein by this reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

     2.6 Purchase Agreement dated February 25, 1998 between the Registrant and Stanley Chang, M.D. (incorporated herein by this reference to Exhibit 99.8 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

Exhibit
-------

     2.7 Purchase Agreement dated February 25, 1998 between the Registrant and J.B. Oxford & Company (incorporated herein by this reference to Exhibit 99.12 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

     3.1 Amended and Restated Articles of Incorporation filed with the California Secretary of state on November 23, 1994 (incorporated herein by this reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31,
              1994).

     3.2 Bylaws (incorporated herein by this reference to Exhibit 3.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

     4.1 Rights Agreement dated as of March 31, 1998 between Premier Laser Systems, Inc. and American Stock Transfer and Trust Company acting as rights agent (incorporated herein by this reference to Exhibit
              4.1 to the Registrant's Current Report on Form 8-K filed April 2,
              1998).

    10.1 Letter Agreement and Patent License Agreement dated August 29, 1991 among the Registrant, Patlex Corporation and Gordon Gould (incorporated herein by this reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

    10.2 Assignment Agreement dated July 27, 1992 between the Registrant and Michael Colvard, M.D. (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

    10.3 Form of International Distribution Agreement (incorporated herein by this reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

    10.4 Letter of Intent between the Registrant and Richard Leaderman, D.D.S., together with related Patent Assignments as filed in the U.S. Patent and Trademark Office on February 22, 1994 (incorporated herein by this reference to Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

    10.5 Exclusive Marketing Agreement dated July 26, 1994 between the Registrant, Proclosure, Inc. and Nippon Shoji Kaisha, Ltd. (incorporated herein by this reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

    10.6 Form of Indemnification Agreement (incorporated herein by this reference to Exhibit 10.23 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

    10.7 Purchase/Supply Agreement dated January 13, 1987 between Infrared Fiber Systems, Inc. and Pfizer Hospital Products Group, Inc., as amended (incorporated herein by this reference to Exhibit 10.26 to the Registrant's Registration Statement on Form SB-2, Registration No. 33- 83984).

    10.8 Form of Warrant Agreement (including forms of Class B Warrant Certificates) (incorporated herein by this reference to Exhibit
              4.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

    10.9 Form of Underwriter's Unit Purchase Option (incorporated herein by this reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

Exhibit
-------

    10.10 1992 Stock Option Plan, together with form of Nonstatutory Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 4.5 to the Registrant's Registration statement on Form SB-2, Registration No. 33-83984).

    10.11 Employee Bonus Stock Plan, together with form of Bonus Stock Agreement (incorporated herein by this reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

    10.12 Letter agreement dated October 13, 1987 between Pfizer Laser Systems, Inc. and Duke University, together with patent assignment as filed in the U.S. Patent and Trademark Office on October 23, 1993 (incorporated herein by this reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-83984).

    10.13 Industrial Lease dated December 6, 1995 between the Registrant and The Irvine Company (incorporated herein by this reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

    10.14 Form of Consulting Agreement (incorporated herein by this reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

    10.15 Form of Termination Agreement between the Registrant and certain of the Registrant's executive officers (incorporated herein by this reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

    10.16 1995 Employee Stock Option Plan, together with form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit
              10.34 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

    10.17 February 1996 Stock Option Plan (incorporated herein by this reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

    10.18     1996 Stock Option Plan (incorporated herein by this reference to
              Exhibit 10.36 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

    10.19 Warrant to Purchase Stock dated June 3, 1996 issued to Silicon Valley Bank (incorporated herein by this reference to Exhibit
              10.38 to the Registrant's Registration Statement on Form SB-2 Registration No. 333-04219).

    10.20 Registration Rights Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Registration Statement on Form SB-2 Registration No. 333-04219).

    10.21 Antidilution Agreement dated June 3, 1996 between the Registrant and Silicon Valley Bank (incorporated herein by this reference to Exhibit 10.40 to the Registrant's Registration Statement on Form SB-2 Registration No. 33-04219).

    10.22 Joint Venture Agreement dated January 31, 1997 between the Registrant, RSS, LLC and Data.Site (incorporated herein by this reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

Exhibit
-------

    10.23 Operating Agreement of Data.Site dated January 31, 1997 (incorporated herein by this reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

    10.24 Agreement and Plan of Merger dated April 24, 1997 between the Registrant, Premier Acquisition of Delaware, Inc. and EyeSys Technologies, Inc. (incorporated herein by this reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

    10.25 1997 Stock Option, together with form of Nonqualified Stock Option Agreement (incorporated herein by the reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed August 26,
              1998).

    10.26     1998 Stock Option Plan (incorporated herein by this reference to
              Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed August 26, 1998).

    10.27 Rights Agreement dated March 31, 1998 between the Registrant and American Stock Transfer and Trust Company (incorporated herein by this reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 2, 1998).

    10.28 Secured Convertible Debenture Purchase Agreement dated May 17, 1999 between the Registrant and the investors signatory thereto.*

    10.29 Registration Rights Agreement dated May 17, 1999 between the Registrant and the investors signatory thereto.*

    10.30 Warrant dated May 17, 1999 issued by the Registrant to certain investors.*

    10.31 Intellectual Property Security Agreement dated May 17, 1999 between the Registrant and the secured parties signatory thereto.*

    10.32 Security Agreement dated May 17, 1999 between the Registrant and the secured parties signatory thereto.*

    10.33 Form of 6% Secured Convertible Debenture dated May 17, 1999 issued by the Registrant to certain investors.*

       16 Letter dated June 11, 1998 from Ernst & Young, LLP (incorporated herein by this reference to Exhibit 16 to the Registrant's Current Report on Form 8-K filed June 1, 1998, and as amended June 15,
              1998).

       21 Subsidiaries (incorporated herein by this reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

     23.1     Consent of Haskell & White LLP.*

       27     Financial Data Schedule.*

     99.1 Form of Class D Warrant (OIS transaction) (incorporated herein by this reference to Exhibit 99.3 to the Registrant's Current Report on From 8-K filed March 9, 1998).

Exhibit
-------

     99.2 Class D Warrant dated February 25, 1998 issued by the Registrant to Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit
              99.6 to the Registrant's Current Report on Form 8-K filed March 9,
              1998).

     99.3 Registration Rights Agreement dated February 25, 1998 issued by the Registrant and Mark S. Blumenkranz, M.D. and Recia Blumenkranz, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 997 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

     99.4 Class D Warrant dated February 25, 1998 issued by the Registrant to Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.10 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

     99.5 Registration Rights Agreement dated February 25, 1998 issued by Registrant to Stanley Chang, M.D. (OIS transaction) (incorporated herein by this reference to Exhibit 99.11 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

     99.6 Class D Warrant dated February 25, 1998 issued by the Registrant to J.B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.14 to the Registrant's Current Report on From 8-K filed March 9, 1998).

     99.7 Registration Rights Agreement dated February 25, 1998 between the Registrant and J. B. Oxford & Company (OIS transaction) (incorporated herein by this reference to Exhibit 99.18 to the Registrant's Current Report on Form 8-K filed March 9, 1998).

    +99.8 Agreement dated July 23, 1997 between Nidek Co., Ltd. and EyeSys Technologies, Inc. (incorporated herein by this reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-4 Registration No. 333-29573).

    +99.9 Exclusive Distribution Agreement dated June 2, 1997 between EyeSys Technologies, Inc. and Marco Ophthalmic Inc. (incorporated herein by this reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-4 Registration No. 333-29573).

--------------------
*    Filed herewith.
+ Confidential treatment has been granted with respect to portions of this Exhibit.

     (b)      Financial Statement Schedules.

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

                                        PREMIER LASER SYSTEMS, INC.


                                        By: /s/ Colette Cozean
                                           -------------------------------------
                                           Colette Cozean, Ph.D.,
                                           Chief Executive Officer and President

                                POWER OF ATTORNEY

         We, the undersigned officers and directors of Premier Laser Systems, Inc., do hereby constitute and appoint Colette Cozean, Ph.D., and Robert V. Mahoney, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Name                                      Title                             Date
---------------------------        --------------------------------        ---------------

/S/ COLETTE COZEAN PH. D.          Chairman of the Board, President        June 26, 1999
---------------------------        and Chief Executive Officer
Colette Cozean, Ph.D.              (Principal Executive Officer)



/S/ ROBERT V. MAHONEY              Executive Vice President, Finance       June 26, 1999
---------------------------        and Chief Financial Officer
Robert V. Mahoney                  (Principal Financial Officer and
                                   Principal Accounting Officer)


/S/ LAWRENCE D. ASHCROFT           Director                                June 26, 1999
---------------------------
Lawrence D. Ashcroft

/S/ PATRICK J. DAY                 Director                                June 25, 1999
---------------------------
Patrick J. Day


/S/ FREDRIC J. FELDMAN, PH.D.      Director                                June 26, 1999
---------------------------
Fredric J. Feldman, Ph. D.


                                   Director                                _________, 1999
---------------------------
John Hunkeler, M.D.


/S/ G. LYNN POWELL, D.D.S.         Director                                June 28, 1999
---------------------------
G. Lynn Powell, D.D.S.


/S/ LEWIS H. STANTON               Director                                June 28, 1999
---------------------------
Lewis H. Stanton


                          INDEX TO FINANCIAL STATEMENTS




                                                                            PAGE
                                                                            ----

Report of Independent Auditors                                               F-2

Consolidated Balance Sheets at March 31, 1999 and 1998                       F-3

Consolidated Statements of Operations and Comprehensive Loss
    for the Years Ended March 31, 1999, 1998, and 1997                       F-4

Consolidated Statements of Shareholders' Equity for the Years
    Ended March 31, 1999, 1998, and 1997                                     F-5

Consolidated Statements of Cash Flows for the Years Ended
    March 31, 1999, 1998, and 1997                                           F-7

Notes to Consolidated Financial Statements                                   F-9

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Premier Laser Systems, Inc.

We have audited the accompanying consolidated balance sheets of Premier Laser Systems, Inc. (the Company) as of March 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its previously issued 1997 consolidated financial statements.

In our opinion, the 1999, 1998, and 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     HASKELL & WHITE LLP

Newport Beach, California
June 9, 1999

                                     PREMIER LASER SYSTEMS, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,
                                                                         ------------------------------------
                  ASSETS                                                      1999                  1998
                                                                         ---------------      ---------------
Current assets:
    Cash and cash equivalents                                            $      888,767       $    9,722,514
    Short-term investments                                                            -            9,666,918
    Restricted cash                                                              50,000            2,150,000
    Accounts receivable, net of allowance for doubtful
       accounts and sales returns of $1,997,158 and
       $1,224,845, respectively                                               1,342,917            4,952,892
    Inventories, net                                                          5,797,054            4,482,698
    Prepaid expenses and other current assets                                   531,459            2,528,996
                                                                         ---------------      ---------------
                  Total current assets                                        8,610,197           33,504,018

Property and equipment, net                                                   1,473,420            1,778,423
Intangible assets, net                                                        9,170,360           11,991,679
Other assets                                                                     21,953              434,300
                                                                         ---------------      ---------------
                  Total assets                                           $   19,275,930       $   47,708,420
                                                                         ===============      ===============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $    3,802,606       $    5,510,692
    Line of credit                                                               70,470            2,068,163
    Accrued compensation and related costs                                      968,969              964,691
    Other accrued liabilities                                                 5,130,951            5,943,685
                                                                         ---------------      ---------------
              Total current liabilities                                       9,972,996           14,487,231
                                                                         ---------------      ---------------
Commitments and contingencies (Notes 5, 6, 9, and 10)
Minority interest                                                                     -            1,764,736
                                                                         ---------------      ---------------
Shareholders' equity:
    Preferred stock, no par value:
       Authorized shares - 8,850,000
         Issued and outstanding shares - none                                         -                    -
    Common stock, Class A, no par value:
       Authorized shares - 35,600,000
         Issued and outstanding shares - 16,962,278 including
           2,250,000 subject to issuance for shareholder
           litigation settlement at March 31, 1999, and
           14,649,421 at March 31, 1998                                      90,354,340           83,546,913
    Common stock, Class E-1, no par value:
       Authorized shares - 2,200,000
         Issued and outstanding shares - 1,257,461
           at March 31, 1999 and 1998                                         4,769,878            4,769,878
    Common stock, Class E-2, no par value:
       Authorized shares - 2,200,000
         Issued and outstanding shares - 1,257,461
           at March 31, 1999 and 1998                                         4,769,878            4,769,878
    Warrants and options                                                      1,723,842            1,723,842
    Accumulated deficit                                                     (92,315,004)         (63,354,058)
                                                                         ---------------      ---------------
                  Total shareholders' equity                                  9,302,934           31,456,453
                                                                         ---------------      ---------------
                  Total liabilities and shareholders' equity             $   19,275,930       $   47,708,420
                                                                         ===============      ===============


                            See accompanying notes.
                                      F-3


                                     PREMIER LASER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                         YEAR ENDED MARCH 31,
                                                 ----------------------------------------------------------------
                                                        1999                    1998                    1997
                                                                                                     (Restated)
                                                 -----------------      -----------------      ------------------
Net sales                                        $     13,971,085       $      9,885,569       $       5,090,861
Cost of sales                                          13,405,182             17,234,288               3,648,539
                                                 -----------------      -----------------      ------------------

                  Gross profit (loss)                     565,903             (7,348,719)              1,442,322

Selling and marketing expenses                          7,930,444              5,113,080               2,415,010
Research and development expenses                       4,164,919              3,087,360               1,563,228
General and administrative expenses                     6,625,247              3,699,541               1,852,948
Shareholder litigation settlement expenses              8,081,770                      -                       -
Write off of investment in Mattan
   Corporation                                                  -                      -                 881,010
Termination of strategic alliance with
    IBC                                                         -                      -                 331,740
In process research and development
   acquired in connection with business
   acquisitions                                                 -             12,800,000                 250,000
Merger related and integration costs                            -              7,616,924                       -
                                                 -----------------      -----------------      ------------------
       Loss from operations                           (26,236,477)           (39,665,624)             (5,851,614)

Interest income, net                                      202,877              1,073,493                  15,493
Minority interest in loss of consolidated
   subsidiaries                                         1,764,736                273,811                  60,000
                                                 -----------------      -----------------      ------------------

       Loss from continuing operations                (24,268,864)           (38,318,320)             (5,776,121)
                                                 -----------------      -----------------      ------------------

Discontinued operations:
   Loss from discontinued operations                   (1,180,622)              (445,967)               (197,236)
   Loss on disposal of discontinued
       operations                                      (3,511,460)                     -                       -
                                                 -----------------      -----------------      ------------------
                                                       (4,692,082)              (445,967)               (197,236)
                                                 -----------------      -----------------      ------------------

Net loss                                              (28,960,946)           (38,764,287)             (5,973,357)
Items of other comprehensive
   income (loss)                                                -                      -                       -
                                                 -----------------      -----------------      ------------------

Comprehensive loss                               $    (28,960,946)      $    (38,764,287)      $      (5,973,357)
                                                 =================      =================      ==================

Basic and diluted net loss per share:
   Loss from continuing operations               $          (1.56)      $          (3.35)      $            (.99)
   Loss from discontinued operations                         (.30)                  (.04)                   (.03)
                                                 -----------------      -----------------      ------------------

   Net loss per share                            $          (1.86)       $          (3.39)     $           (1.02)
                                                 =================       =================     ==================

Weighted average number of shares used
   in computation of basic and diluted net
   loss per share                                      15,531,400              11,444,123              5,833,326
                                                 =================       =================     ==================



                            See Accompanying notes.


                                           PREMIER LASER SYSTEMS, INC.
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997

                                               Common Stock                Common Stock             Common Stock
                                                  Class A                    Class E-1                Class E-2
                                         -------------------------   -----------------------   -----------------------    Class A
                                           Shares        Amount       Shares        Amount       Shares       Amount      Warrants
                                         ----------   ------------   ---------   -----------   ---------   -----------  -----------
Balance at March 31, 1996                 4,702,203   $ 16,317,376   1,256,818   $ 4,769,878   1,256,818   $ 4,769,878  $ 2,321,057
  Common stock and B warrants issued
    in connection with secondary public
    offering                              2,403,500      9,363,298           -             -           -             -            -
  Common stock issued in connection
    with the formation of the Data.Site
    joint venture                           159,787      1,200,000           -             -           -             -            -
  Exercise of stock options and
    warrants                                 48,351        249,774         360             -         360             -      (25,729)
  Stock options issued to Advisory
    Board members, clinical evaluators,
    medical directors, and other
    consultants                                   -        190,001           -             -           -             -            -
  Decrease in unrealized holding gain on
    short-term investments                        -              -           -             -           -             -            -
  Net loss for the year (restated)                -              -           -             -           -             -            -
                                         ----------   ------------   ---------   -----------   ---------   -----------  -----------

Balance at March 31, 1997 (restated)      7,313,841     27,320,449   1,257,178     4,769,878   1,257,178     4,769,878    2,295,328
  Common stock and options issued in
    connection with business acquisitions 1,065,266     11,757,426           -             -           -             -            -
  Exercise of stock options and
    warrants                              6,270,314     43,989,418         283             -         283             -   (2,295,328)
  Stock options issued to Advisory
    Board members, clinical evaluators,
    medical directors, and other
    consultants                                   -        479,620           -             -           -             -            -
  Net loss for the year                           -              -           -             -           -             -            -
                                         ----------   ------------   ---------   -----------   ---------   -----------  -----------

Balance at March 31, 1998                14,649,421     83,546,913   1,257,461     4,769,878   1,257,461     4,769,878            -
  Common stock reserved for issuance
    in connection with litigation
    settlement                            2,250,000      7,447,500           -             -           -             -            -
  Exercise of stock options and
    warrants                                 62,857        202,619           -             -           -             -            -
  Stock options issued to Advisory
    Board members, clinical evaluators,
    medical directors, and other
    consultants                                   -       (842,692)          -             -           -             -            -
  Net loss for the year                           -              -           -             -           -             -            -
                                         ----------   ------------   ---------   -----------   ---------   -----------  -----------

Balance at March 31, 1999                16,962,278   $ 90,354,340   1,257,461   $ 4,769,878   1,257,461   $ 4,769,878  $         -
                                         ==========   ============   =========   ===========   =========   ===========  ===========

                            See accompanying notes.


                                           PREMIER LASER SYSTEMS, INC.
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997


                                                                     Common        Unrealized
                                                     Class B          Stock         Holdings        Accumulated
                                                     Warrants       Warrants         Gains            Deficit          Total
                                                   ------------   ------------   --------------   --------------  --------------
Balance at March 31, 1996                          $   376,774    $   192,130    $   3,666,367    $ (18,616,414)  $  13,797,046
   Common stock and B warrants issued
     in connection with secondary public
     offering                                        1,037,514              -                -                -      10,400,812
   Common stock issued in connection
     with the formation of the Data.Site
     joint venture                                           -              -                -                -       1,200,000
   Exercise of stock options and
     warrants                                           76,530              -                -                -         300,575
   Stock options issued to Advisory
     Board members, clinical evaluators,
     medical directors, and other
     consultants                                             -              -                -                -         190,001
   Decrease in unrealized holding gain on
     short-term investments                                  -              -       (3,666,367)               -      (3,666,367)
   Net loss for the year (restated)                          -              -                -       (5,973,357)     (5,973,357)
                                                   ------------   ------------   --------------   --------------  --------------

Balance at March 31, 1997 (restated)                 1,490,818        192,130                -      (24,589,771)     16,248,710
   Common stock and options issued in
     connection with business acquisitions                   -              -                -                -      11,757,426
   Exercise of stock options and
     warrants                                           40,894              -                -                -      41,734,984
   Stock options issued to Advisory
     Board members, clinical evaluators,
     medical directors, and other
     consultants                                             -              -                -                -         479,620
   Net loss for the year                                     -              -                -      (38,764,287)    (38,764,287)
                                                   ------------   ------------   --------------   --------------  --------------

Balance at March 31, 1998                            1,531,712        192,130                -      (63,354,058)     31,456,453
   Common stock reserved for issuance
     in connection with litigation
     settlement                                              -              -                -                -       7,447,500
   Exercise of stock options and
     warrants                                                -              -                -                -         202,619
   Stock options issued to Advisory
     Board members, clinical evaluators,
     medical directors and other
     consultants                                             -              -                -                -        (842,692)
   Net loss for the year                                     -              -                -      (28,960,946)    (28,960,946)
                                                   ------------   ------------   --------------   --------------  --------------


Balance at March 31, 1999                          $ 1,531,712    $   192,130    $           -    $ (92,315,004)  $   9,302,934
                                                   ===========    ============   ==============   ==============  ==============

                            See accompanying notes.



                                          PREMIER LASER SYSTEMS, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED MARCH 31,
                                                 -------------------------------------------------------------------
                                                          1999                    1998                    1997
                                                                                                       (Restated)
Operating Activities:
Net loss                                         $     (28,960,946)      $    (38,764,287)       $       (5,973,357)
Adjustment to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                       1,647,794              1,612,691                   841,467
     Stock issued in connection with
       shareholder litigation settlement                 7,447,500                      -                         -
     Loss on disposal of discontinued operations         3,511,460                      -                         -
     Write off of investment in Mattan
       Corporation                                               -                      -                   881,010
     Acquired in-process research and
       development                                               -             12,800,000                   250,000
     Minority interest in loss of consolidated
       subsidiaries                                     (1,764,736)              (273,811)                  (60,000)
     Non-cash component of merger related
       and integration costs                                     -              2,332,238                         -
     Stock options issued to advisors and
       consultants                                        (842,692)               479,620                   190,001
     Termination of strategic alliance with IBC                  -                      -                   125,000
     Changes in operating assets and liabilities:
       Accounts receivable                               3,386,037             (1,977,906)                 (539,045)
       Inventories                                      (1,316,339)               394,975                (1,099,277)
       Prepaid expenses and other current
         assets                                          1,947,384             (1,505,104)                 (342,438)
       Accounts payable                                 (1,736,100)             2,190,093                  (361,678)
       Accrued liabilities                              (1,353,466)             4,843,974                   319,936
       Change in operating assets and
         liabilities of discontinued operations           (276,926)              (264,314)                  176,909
                                                 ------------------      -----------------       -------------------

Net cash used in operating activities                  (18,311,030)           (18,131,831)               (5,591,472)
                                                 ------------------      -----------------       -------------------

Investing Activities:
   Sale (purchase) of short-term investments             9,666,918             (5,698,630)               (3,968,288)
   Patent and intangible expenditures                     (110,151)               (87,989)                 (178,139)
   Business acquisitions                                         -             (5,002,172)                  (96,028)
   Purchase of property and equipment                     (360,916)              (514,827)                  (24,477)
   Purchase of property, equipment, and
     intangible assets of discontinued
     operations                                            (23,494)              (373,467)                        -
   Other                                                         -               (410,179)                        -
                                                 ------------------      -----------------       -------------------

Net cash provided by (used in) investing
   activities                                            9,172,357            (12,087,264)               (4,266,932)
                                                 ------------------      -----------------       -------------------

                            See accompanying notes.


                                          PREMIER LASER SYSTEMS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                         YEAR ENDED MARCH 31,
                                                 ------------------------------------------------------------------
                                                        1999                    1998                    1997
                                                 -----------------       -----------------       ------------------
Financing Activities:
   Proceeds from equity offerings                               -                       -               10,400,812
   Net borrowings (repayments) under
     line of credit                                    (1,997,693)               (695,340)                 800,000
   Proceeds from exercise of stock options
     warrants                                             202,619              41,734,984                  300,575
   Decrease (increase) in restricted cash               2,100,000              (1,100,000)              (1,050,000)
   Other                                                        -                (171,645)                (454,836)
                                                 -----------------       -----------------       ------------------

Net cash provided by financing activities                 304,926              39,767,999                9,996,551
                                                 -----------------       -----------------       ------------------

Net (decrease) increase in cash
   and cash equivalents                                (8,833,747)              9,548,904                  138,147

Cash and cash equivalents at
   beginning of period                                  9,722,514                 173,610                   35,463
                                                 -----------------       -----------------       ------------------

Cash and cash equivalents at
   end of period                                 $        888,767        $      9,722,514        $         173,610
                                                 =================       =================       ==================

Supplemental disclosures of cash
   flow information

   Cash paid for interest                        $        124,011       $        120,000        $          115,283
                                                 =================       ================        ==================

Significant noncash investing and financing activities excluded from the accompanying consolidated statements of cash flows are as follows:

In fiscal 1998 and 1997, the Company issued Class A common stock valued at $11,757,426 and $1,200,000, respectively, in connection with business acquisitions.

In fiscal 1999, the Company reserved for issuance 2,250,000 shares of Class A common stock valued at $7,447,500 in connection with an agreement in principle to settle a lawsuit (Note 6). In addition, the Company wrote-off $3,511,460 of assets related to discontinued operations (Note 3).



                            See accompanying notes.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   ORGANIZATION AND NATURE OF OPERATIONS

     Premier Laser Systems, Inc. (the Company) was incorporated in July 1991 and commenced operations in August 1991 after acquiring substantially all of the assets and certain liabilities of Pfizer Laser Systems (Pfizer), a division of Pfizer Hospital Products Group, Inc. The Company designs, develops, manufactures and markets several lines of lasers for surgical and other medical purposes, disposables and associated accessory products for the medical and dental market. The Company also designs, develops, manufactures and markets digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field.

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its laser and imaging products. In addition, the Company intends to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for its technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in a new business enterprise. Further, as discussed in Note 6, the Company has been named in class action lawsuits alleging violations of federal and state securities laws. In November 1998, the Company reached an agreement in principle with lead plaintiffs and their counsel to settle related matters. Any significant uninsured judgment or settlement amount ultimately associated with the class action litigation would significantly impact the Company's ability to satisfy its working capital requirements. Management believes that the Company's present liquid assets will be sufficient to meet its working capital requirements through at least fiscal 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

     The Company's independent auditors unexpectedly resigned during May 1998 and withdrew their opinion on the Company's fiscal year 1997 financial statements. Accordingly, the Company retained new auditors to re-examine the 1997 financial statements. Because of the extended period of time that had passed since the initial report was issued, a number of matters were identified of which the Company was not aware when it initially issued the 1997 financial statements. Although the Company believes that the initially issued 1997 financial statements were not materially misstated in terms of net loss, total assets and shareholders' equity, the statements have nonetheless been restated in the interest of full disclosure.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED (CONTINUED)

     The following is a summary of the impact of the restatement on the 1997 consolidated statement of operations.

         1.   Reduction of previously reported sales, net of related
              cost of sales                                                $ (280,000)
         2.   Revision to inventory valuation allowances                      160,000
         3.   Additional bad debts expense                                   (313,000)
         4.   Minority interest in loss of consolidated subsidiary             60,000
         5.   Other, net                                                      (10,000)
                                                                           -----------
              Net increase in 1997 loss                                    $ (383,000)
                                                                           ===========

     The effects on the Company's previously issued 1997 financial statements are summarized as follows:

                                                   Previously                 Increase
                                                    Reported                 (Decrease)               Restated
                                                 ----------------        -----------------       ------------------
         Consolidated balance sheet:
              Current assets                     $    10,658,161         $       (355,000)       $      10,303,161
              Other assets                             8,662,450                2,113,725               10,776,175
                                                 ----------------        -----------------       ------------------

              Total assets                       $    19,320,611         $      1,758,725        $      21,079,336
                                                 ================        =================       ==================

              Current liabilities                $     2,688,901         $         88,000        $       2,776,901
              Minority interest                                -                2,053,725                2,053,725
              Net shareholders' equity                16,631,710                 (383,000)              16,248,710
                                                 ----------------        -----------------       ------------------

              Total liabilities and
                shareholders' equity             $    19,320,611         $      1,758,725        $      21,079,336
                                                 ================        =================       ==================

         Consolidated statement of
           operations and comprehensive loss:
              Net sales                          $     5,530,861         $       (440,000)       $       5,090,861
              Cost of sales                            3,968,539                 (320,000)               3,648,539
                                                 ----------------        -----------------       ------------------

              Gross profit                             1,562,322                 (120,000)               1,442,322
              Selling and marketing
                expenses                               2,406,010                    9,000                2,415,010
              General and administrative
                expenses                               1,538,948                  314,000                1,852,948
              All other expenses                       3,025,978                        -                3,025,978
                                                 ----------------        -----------------       ------------------

              Loss from continuing operations         (5,408,614)                (443,000)              (5,851,614)
              Interest income, net                        15,493                        -                   15,493
              Minority interest in loss of
                consolidated subsidiary                        -                   60,000                   60,000
                                                 ----------------        -----------------       ------------------

              Loss from continuing operations    $    (5,393,121)        $       (383,000)       $      (5,776,121)

              Loss from discontinued operations         (197,236)                       -                 (197,236)
                                                 ----------------        -----------------       ------------------

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED (CONTINUED)

                                                   Previously                Increase
                                                    Reported                 (Decrease)                Restated
                                                 ----------------        -----------------       ------------------
              Net loss                           $    (5,590,357)        $       (383,000)       $      (5,973,357)
                                                 ================        =================       ==================

              Items of other comprehensive
                income (loss)                                  -                        -                        -
                                                 ----------------        -----------------       ------------------

              Comprehensive loss                 $    (5,590,357)        $       (383,000)       $      (5,973,357)
                                                 ================        =================       ==================

              Basic and diluted net loss per share:
                Loss from continuing operations             (.93)                    (.07)                   (.99)
                Loss from discontinued
                  operations                                (.03)                       -                    (.03)
                                                 ----------------        -----------------       -----------------

              Net loss per share                 $          (.96)        $           (.07)       $          (1.02)
                                                 ================        =================       =================

     REVENUE RECOGNITION

     Revenues are generally recognized when products are shipped to customers. Allowances for returns are provided for based upon actual experience and identified risks.

     SHORT-TERM INVESTMENTS AND RESTRICTED CASH

     The Company invests excess cash in United States Treasury securities and commercial paper, generally with maturities of less than one year. Short-term investments with a maturity of less than three months when purchased are classified as cash equivalents. Investments with maturities in excess of three months are presented as short-term investments in the accompanying financial statements. Pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's short-term investments are classified as available-for-sale and are reported at fair market value with unrealized gains and losses reflected as an adjustment to shareholders' equity. There were no material unrealized gains or losses at March 31, 1999 or 1998.

     Restricted cash consists of certificates of deposits held to secure borrowings under the Company's line of credit, and is classified as a current asset since it is collateral for a current liability.

     CONCENTRATION OF CREDIT RISK AND FOREIGN SALES

     The Company generates revenues principally from sales in the medical field. As a result, the Company's accounts receivable are concentrated primarily in this industry. Sales in foreign countries accounted for approximately 11%, 13%, and 25% of the Company's total sales in fiscal 1999, 1998, and 1997, respectively. These foreign sales related almost entirely to sales in Asia and Europe.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CONCENTRATION OF CREDIT RISK AND FOREIGN SALES (CONTINUED)

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral on its accounts receivable, other than the products being sold. Frequently, letters of credit are obtained for international sales. The Company maintains allowances for estimated potential credit losses.

     LONG LIVED ASSETS

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). No events occurred during the years ended March 31, 1999 or 1998 which resulted in an impairment of assets, except for the discontinuance of operations of Data.Site, LLC which resulted in the write-off of various long-lived assets (Note 3).

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market, and are comprised of the following:

                                                    March 31,              March 31,
                                                      1999                   1998
                                                 ----------------     ----------------
       Raw materials                             $     8,980,306      $     5,980,793
       Work-in-process                                   756,122            1,313,974
       Finished goods                                  7,048,239            5,876,710
                                                 ----------------     ----------------
                                                      16,784,667           13,171,477
       Less reserve for slow moving
          inventories and excess
          purchase commitments                       (10,987,613)          (8,688,779)
                                                 ----------------     ----------------

                                                 $     5,797,054      $     4,482,698
                                                 ================     ================

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Expenditures for replacements and improvements are capitalized while expenditures for repairs and maintenance are charged to operating expense as incurred.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT (CONTINUED)

     Property and equipment are comprised of the following:

                                                                     March 31,             March 31,
                                                                       1999                  1998
                                                                   ---------------     ---------------
         Machinery, equipment, molds and tooling                   $    2,826,774      $    1,948,560
         Furniture, fixtures, and office equipment                      2,277,443           3,004,906
         Software                                                         114,345             375,000
                                                                   ---------------     ---------------
                                                                        5,218,562           5,328,466

         Less accumulated depreciation                                 (3,745,142)         (3,550,043)
                                                                   ---------------     ---------------

                                                                   $    1,473,420      $    1,778,423
                                                                   ===============     ===============

     Depreciation of property and equipment is calculated on a straight-line basis over the following estimated useful lives:

         Machinery, equipment, molds and tooling           5-10 years
         Furniture, fixtures, and office equipment          10 years
         Software                                            3 years
         Leasehold improvements                      Shorter of estimated useful
                                                         life or term of lease

     INTANGIBLE ASSETS

     Intangible assets consist primarily of patents and technology rights, goodwill and license agreements. The costs assigned to acquired intangible assets, partially based upon independent appraisals, are being amortized on a straight-line basis over the estimated useful lives of the assets ranging from 2 to 15 years.

     Intangibles are comprised of the following:

                                                   March 31,            March 31,
                                                      1999                 1998
                                                ---------------     ----------------
     Patents and technology rights              $   13,963,247      $    13,062,710
     Goodwill                                          249,172            2,839,570
     License agreements                                110,000              110,000
                                                ---------------     ----------------
                                                    14,322,419           16,012,280

     Less accumulated amortization                  (5,152,059)          (4,020,601)
                                                ---------------     ----------------

                                                $    9,170,360      $    11,991,679
                                                ===============     ================

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTANGIBLE ASSETS (CONTINUED)

     During the year ended March 31, 1999, the Company discontinued the operations of its 51%-owned subsidiary Data.Site, LLC (Note 3). Accordingly, the Company wrote-off all remaining unamortized goodwill amounting to $2,604,251.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. A substantial portion of the Company's research and development expense is related to developing new products, improving existing products or processes, and clinical research programs.

     From time to time, the Company enters into agreements with certain doctors to exchange a portion of a product's sales price for services related to the completion of certain portions of clinical studies necessary for obtaining product approval from the U.S. Food and Drug Administration. Typically, the amounts consist of a portion of the product sales price which is equal to the cost of the services to be rendered by the doctor. Pursuant to the agreements, in the event the doctor is unable to complete the agreed upon clinical study, the doctor is required to remit a cash payment for the entire amount.

     ADVERTISING EXPENSES

     The Company expenses advertising costs as they are incurred. Advertising expenses aggregated $758,301, $628,410, and $143,608 in 1999, 1998, and
     1997, respectively.

     INCOME TAXES

     The Company accounts for income taxes in accordance with statement of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS 109 requires the liability method of accounting for income taxes. No credits for tax benefits have been recognized, since their realization is not reasonably assured (see Note 7).

     STATEMENTS OF CASH FLOWS

     The Company considers all highly liquid investments, including money market accounts and mutual funds, with a maturity of three months or less when acquired to be cash equivalents.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET LOSS PER SHARE

     Net loss per share has been computed based on the weighted average number of the Company's common shares outstanding during each presented period and excludes all shares of Class E-1 and Class E-2 common stock, outstanding or subject to option, because all such shares of stock are subject to escrow and the conditions for the release of those shares from escrow have not been satisfied. Furthermore, common stock equivalents, such as stock options and warrants, were not considered in the net loss per share calculation because the effect would be antidilutive.

     As discussed in Note 10, the Company issued convertible debentures in a private placement subsequent to year-end.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations, in accounting for its employee stock option grants. Options granted to consultants and other non-employees are accounted for under the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Significant estimates and assumptions include inventory valuation and the realizability of certain intangible assets. The Company's inventories and intangible assets largely relate to technologies which have yet to gain widespread market acceptance. Inventory reserves have been established based upon sales forecasts. The Company believes that no further losses will be incurred on the disposition of its inventories and that the remaining economic life of the Company's intangible assets is reasonable. If widespread market acceptance of the Company's products is not achieved, the carrying amount of inventories and intangible assets could be materially affected. Conversely, better than expected sales could yield improved margins.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENT ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130 (SFAS No. 130), Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company had no items of other comprehensive income during fiscal years 1999, 1998 and 1997.

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of and Enterprise and Related Information. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. The Company has not adopted the disclosure requirements of SFAS No. 131 as management believes that the Company currently has only one reportable operating segment.

3.   BUSINESS ACQUISITIONS AND DISPOSITIONS

     DATA.SITE, LLC

     Effective January 31, 1997, the Company entered into a joint venture with Refractive Surgical Services, LLC (RSS), a Kansas City based company engaged in the development of certain medical outcomes software. Under this joint venture, the Company and RSS formed Data.Site, LLC (Data.Site). Data.Site acquired and assumed substantially all of the assets and liabilities of RSS. The Company acquired a 51 percent interest in Data.Site, which was accounted for under the purchase method of accounting, and issued 159,787 shares of its Class A common stock to RSS. In connection with the acquisition, the Company recorded goodwill in the amount of $2,893,179 and a minority interest of $2,113,725. The Company has funded Data.Site's operations with advances of cash or equivalent services in the aggregate amount of $2,036,452 through March 31, 1999. As of March 31, 1999 and 1998, RSS owed the Company $599,194 and $266,000, respectively, and such amounts have been fully reserved.

     In March 1999, Data.Site's Board of Directors adopted a plan to discontinue its operations. Accordingly, the operating results of Data.Site's operations, including the write-off of unamortized goodwill of $2,604,251, capitalized software of $666,304 and property and equipment of $240,905, have been segregated from continuing operations and reported on a separate line item on the statement of operations and comprehensive loss for the year ended March 31, 1999.

     The consolidated statements of operations and comprehensive loss and cash flows for the years ended March 31, 1998 and 1997, have been reclassified to present Data.Site's operating results as discontinued operations.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

3.   BUSINESS ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     DATA.SITE, LLC (CONTINUED)

     Operating results from discontinued operations are as follows for the years ended March 31:


                                             1999                 1998                  1997
                                       ----------------     ----------------      ----------------
     Net sales                         $        65,866      $       532,272       $             -
     Cost of sales                             256,344              160,002                     -
                                       ----------------     ----------------      ----------------
                                              (190,478)             372,270                     -

     Operating  expenses                       990,144              818,237              (197,236)
                                       ----------------     ----------------      ----------------

                                       $    (1,180,622)     $      (445,967)      $      (197,236)
                                       ================     ================      ================

     EYESYS TECHNOLOGIES, INC.

     On September 30, 1997, the Company acquired all of the equity interests of EyeSys Technologies, Inc. (EyeSys), a manufacturer and distributor of a specialized line of diagnostic ophthalmic equipment, for approximately $12.5 million, in the form of 1,236,668 shares of the Company's common stock (including 319,684 shares held in an escrow account pending the outcome of certain warranties to be determined at the end of 12 and 18 months), and $470,000 in cash. 216,761 of the escrowed shares have been excluded from the determination of the purchase price. If and when they are released, the allocation of the adjusted purchase price will be re-assessed. Options to purchase 210,000 shares of the Company's common stock were also issued in connection with the acquisition. These options were valued in accordance with SFAS 123 and included in the acquisition cost. The acquisition was accounted for as a purchase and the total acquisition cost was allocated among net liabilities assumed ($2,183,429), intangibles ($2,600,000), and in process research and development ($10,200,000). Merger related and integration expenses of $2,147,224 were also recorded as of the acquisition date. EyeSys has been consolidated commencing with the acquisition date. Goodwill arising from the acquisition ($2,298,784) was written-off as of the acquisition date due to uncertainty as to its recoverability.

     OPHTHALMIC IMAGING SYSTEMS

     During the final four months of fiscal 1998, the Company acquired a controlling interest in Ophthalmic Imaging Systems ("OIS") for $3.3 million in cash. OIS is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. Equity accounting was used during the period in which the Company owned at least 20% but less than 50% of the OIS stock (December 1997 through February 1998). Commencing with the date at which the controlling interest was acquired (late February 1998), OIS has been consolidated with the Company in the accompanying financial statements. The OIS acquisition has been accounted for as a purchase and the total acquisition cost was allocated among net liabilities of OIS ($996,835), intangibles ($1,687,407) and in process research and development ($2,600,000). Merger related and integration expenses of $1,687,407 were also recorded as of the date at which the controlling interest was acquired. The Company is in the process of negotiating an agreement for the purchase of the minority interests of OIS.

     The following unaudited pro forma consolidated results of operations for the year ended March 31, 1998 give effect to the EyeSys and OIS acquisitions as if they had occurred at the beginning of fiscal 1998:

         Net sales                                       $      17,975,000
         Net loss                                              (42,885,000)
         Net loss per share                                          (3.58)

     The unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred during the periods presented nor for future results of operations.

     The Company entered into a Stock Purchase Agreement, dated February 25, 1998, pursuant to which it agreed, subject to certain conditions, to commence an exchange offer to acquire all of the outstanding common stock of OIS not owned by the Company. This Stock Purchase Agreement was terminated as of August 21, 1998. In connection with this termination, the Company may be liable to pay OIS a $500,000 break-up fee, which could be satisfied by the reduction of indebtedness of OIS to the Company which arose after March 31, 1998. The parties are currently negotiating various issues relating to the termination of the Purchase Agreement and their future business relationship.

     OTHER

     During fiscal 1998, three other business acquisitions occurred, which were not individually or collectively significant to the financial condition or operating results of the Company.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


4.   RESEARCH GRANT

     In September 1995, the Company obtained a Small Business Innovative Research Grant totaling approximately $750,000 for the study of laser emulsification. Pursuant to the terms of the grant, the Company is eligible to receive reimbursement for research and development costs incurred in connection with the laser emulsification study up to $750,000 upon the achievement of certain milestones, as defined. During fiscal 1997, the Company received the final grant payment of approximately $450,000. Amounts received under the grant were offset against research and development costs incurred in the study.

5.   LINES OF CREDIT

     The Company had a credit facility with a bank which provided for borrowings of up to $2,100,000. As of March 31, 1998, total borrowings under this agreement were $1,936,000, bearing interest at the bank's prime rate (8.50% at March 31, 1998). Borrowings under the agreement were secured by a certificate of deposit and were repaid in September 1998. The agreement expired in September 1998.

     The Company's OIS subsidiary has an account's receivable financing agreement, which allows for advances of up to 80% of eligible receivables up to $960,000. The financing agreement is subject to annual renewal in November of each year, unless terminated by either party. As of March 31, 1999 and 1998, $70,470 and $132,634 were outstanding under OIS's line of credit, respectively.

6.   COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company leases its office and production facilities under a noncancellable operating lease that expires in December 2000. Total rental expense under operating leases was $331,247, $251,000, and $296,000 for the fiscal years ended March 31, 1999, 1998, and 1997, respectively. At March 31, 1999, future minimum lease payments under noncancellable operating leases are as follows:

          2000                                                    $  245,412
          2001                                                       187,866
                                                                  -----------
                                                                  $  433,278
                                                                  ===========

     OIS has a month to month operating lease which requires minimum monthly payments of $7,000.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     IFS LITIGATION

     The Company entered into an agreement with Infrared Fiber Systems, Inc.
     (IFS), a supplier of certain fiber optics, that expires in the fiscal year ending March 31, 2002. The agreement requires the supplier to sell exclusively to the Company fiber optics for medical and dental applications as long as the Company purchases defined minimum amounts.

     In March 1994, the Company initiated litigation against IFS. The Company's complaint alleges that IFS and two of its officers misrepresented IFS' ability to supply optical fibers, and that IFS breached its supply agreement and certain warranties. In April 1994, IFS filed a cross-complaint alleging breach of contract and intentional interference with prospective economic advantage, seeking declaratory relief that the contract has been terminated and that IFS is free to market its fiber optics to others. In July 1994, Coherent, Inc., a major shareholder of IFS and a manufacturer of medical lasers which employ IFS optical fibers, joined the lawsuit for the express purpose of defending their rights to the IFS optical fibers. In May 1995, the Company instituted litigation concerning this dispute in Orange County, California Superior Court against Coherent, Westinghouse Electric Corporation (Westinghouse) and an individual employee of Westinghouse, who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit and interfered with the Company's contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995, the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by the Company in the federal action.

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

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     SHAREHOLDERS LITIGATION

     The Company and certain of the officers and directors have been named in a number of securities class action lawsuits which allege violations of the Securities Exchange Act or the California Corporations Code. The plaintiffs seek damages on behalf of classes of investors who purchased the Company's stock between May 7, 1997 and April 15, 1998. The complaints allege that the Company misled investors by failing to disclose material information and making material misrepresentations regarding the Company's business operations and projections. The Company has also been named in a shareholder derivative action purportedly filed on its behalf against certain officers and directors arising out of the same alleged acts. The Company has reached an agreement in principle with lead plaintiffs and their counsel to settle the class and derivative actions. Under the terms of the agreement in principle, in exchange for a release of all claims, the Company would pay 2,250,000 shares of common stock and $4,600,000 in cash. The cash portion of the settlement would be paid by the Company's insurance carrier. Completion of the settlement is subject to execution of the final settlement agreement, court approval and certain other conditions. If the settlement is not completed, is not approved, or is not consummated for any reason, the parties would continue to litigate the actions.

     In accordance with the terms of the agreement in principle to settle class and derivative actions, the Company established a reserve during the quarter ended December 31, 1998 for the issuance of 2,250,000 shares of common stock. These shares were valued at a price of $3.31 per share, which was the closing price of the Company's stock on November 18, 1998, the effective date of the proposed settlement agreement. The Company has also included approximately $634,000 of associated legal and professional fees in this reserve, but has not included in the reserve approximately $4,600,000 in cash that would be paid by the Company's insurers.

     The Company is involved in various other disputes and lawsuits arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and other lawsuits may adversely affect the Company. However, it is the opinion of management, that the outcome of such other matters will not have a material adverse impact on the Company's consolidated financial position, results of operations, or cash flows.

     OTHER

     The Company has executed royalty agreements with certain parties that require the payment of royalties upon the achievement of defined sales levels. To date, no such royalty payments have been required pursuant to the royalty agreements.

7.   INCOME TAXES

     The Company has incurred operating losses since its inception and, as a result, no provision for or benefit from income tax has been recorded.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   INCOME TAXES (CONTINUED)

     Deferred tax assets comprised the following at March 31:

                                                                     1999                   1998
                                                                ----------------      ----------------
     Tax operating loss carryforwards                           $    18,659,120       $    14,502,970
     Inventory and receivable reserves and related
       temporary differences                                          8,433,262             1,705,050
     Depreciation and amortization                                    1,139,454               890,215
     Research and development credit carryforwards                      539,630               424,494
     Accruals not currently deductible                                3,623,530               193,255
                                                                ----------------      ----------------
     Total deferred tax assets                                       32,394,996            17,715,984

     Valuation allowance for deferred tax assets                    (32,394,996)          (17,715,984)
                                                                ----------------      ----------------

     Net deferred taxes                                         $             -       $             -
                                                                ================      ================

     The Company has approximately $55 million of federal net operating loss carryforwards at March 31, 1999 ($36 million for state purposes), which will begin to expire in 2006. A valuation allowance has been established for the entire deferred tax asset.

     The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three year period. As a result of the Company's public offerings, the Company experienced an ownership change of more than 50%, resulting in a limitation on the utilization of their net operating loss carryforwards. Further ownership changes may occur as a result of shares to be issued to settle litigation (Note 6) or may occur as a result of the exercise of stock options or issuance of stock to complete business combinations. The limitation is based on the value of the Company on the date that the change in ownership occurred. The ultimate realization of the loss carryforwards is dependent on the extent of limitations and the future profitability of the Company.

8.   SHAREHOLDERS' EQUITY

     INITIAL AND SECONDARY PUBLIC OFFERINGS

     On December 7, 1994, the Company completed an initial public offering of 2,760,000 Units of the Company's securities, each unit consisting of one share of Class A common stock, one redeemable Class A warrant and one redeemable Class B warrant (the Units). The Company realized net proceeds of $10,953,000 from this offering and the related exercise of the underwriters over allotment option. Each Class A warrant consisted of the right to purchase one share of Class A common stock and one Class B warrant through November 30, 1999 at an exercise price of $6.50. Each Class B warrant consists of the right to purchase one share of Class A common stock at an exercise price of $8.00. The Company has the right to redeem the Class A and Class B warrants after November 30, 1997 at a price of $.05 per warrant subject to certain conditions regarding the bid price of the Class A common stock.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

8.   SHAREHOLDERS' EQUITY (CONTINUED)

     On October 18, 1996, the Company completed a public offering of 11,000 Units of the Company's securities, each Unit consisting of 190 shares of Class A common stock and 95 redeemable Class B warrants (the Units). The Company realized net proceeds of $10,401,000 from this offering and the related exercise of the underwriters over allotment option. Each Class B warrant consists of the right to purchase one share of Class A common stock through November 30, 1999 at an exercise price of $8.00.

     During fiscal 1998, the Company received approximately $41,735,000 from the exercise of options and warrants, and issued an additional 4,176,000 Class B Warrants and 6,270,000 shares of Class A Common Stock. As a result of such exercises, no Class A warrants remain outstanding.

     STOCK OPTIONS

     The Company has adopted several stock option plans that authorize the granting of options to employees, officers and/or consultants to purchase shares of the Company's Class A common stock. The stock option plans are administered by the Board of Directors or a committee appointed by the Board of Directors, which determines the terms of the options, including the exercise price, the number of shares subject to option and the exercisability of the options. The options are generally granted at the fair market value of the shares underlying the options at the date of the grant and generally expire within ten years of the grant date.

     In addition to options granted pursuant to the stock option plans, the Company has issued options to purchase shares of the Company's Class A common stock to certain members of the Board of Directors, consultants and former notes payable holders.

     The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock option grants. Accordingly, no compensation expense has been recognized for its employee stock option awards because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. The Company recognizes expense related to grants of options to non-employees in accordance with the fair value provisions of SFAS No. 123. Such expenses (recoveries) aggregated $(842,692) in 1999, $1,590,524 in 1998 (which includes $1,110,904 of merger related and integration costs associated with the EyeSys acquisition) and $190,001 in 1997.

                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


8.   SHAREHOLDERS' EQUITY (CONTINUED)

     FASB Statement No. 123, Accounting for Stock-Based Compensation, requires proforma information regarding net income (loss) and net income (loss) per share using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options granted have been estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                               1999                1998                 1997
                                                          ---------------     ---------------    ----------------
     Risk free interest rate                                    5.50%               6.00%               6.00%
     Stock volatility factor                                    1.50                0.64                0.58
     Weighted average expected option life                   4 years             4 years             4 years
     Expected dividend yield                                      0%                   0%                  0%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's compensation expense used in determining the pro forma information ($2,049,615, $1,947,458, and $974,469 for fiscal years 1999,
     1998, and 1997, respectively) may not be indicative of such expense in future periods as the 1997 amounts are based only on option grants after December 15, 1994. Proforma information is as follows:

                                                                  1999               1998                1997
                                                            ---------------    ---------------    ---------------
              Pro forma net loss                            $  (31,853,753)    $  (40,711,745)    $   (6,947,826)
              Pro forma net loss per share                  $        (2.05)    $        (3.56)    $        (1.19)

         A summary of the Company's stock option activity, and related information for the years ended March 31 follows (excluding option grants that are subject to shareholder approval):


                                             1999                     1998                      1997
                                    ----------------------  -----------------------   ----------------------
                                                  Weighted                 Weighted                 Weighted
                                                   Average                  Average                  Average
                                                  Exercise                 Exercise                 Exercise
                                      Options       Price      Options       Price       Options      Price
           Outstanding-beginning
              of year                 3,486,669   $  6.84     2,308,049   $   5.51      1,423,949   $ 5.58
           Granted                    1,729,000      7.40     1,899,500       9.22      1,042,756     6.16
           Exercised                    (57,115)     4.69      (395,271)      6.20         (1,899)    1.00
           Forfeited/cancelled         (913,953)     8.00      (325,609)      8.40       (156,757)   10.53
                                    ------------  --------   -----------  ---------   ------------  -------

           Outstanding end of
              year                    4,244,601   $  6.85     3,486,669   $   6.84      2,308,049   $ 5.51
                                    ============  ========   ===========  =========   ============  =======


                           PREMIER LASER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


8.   SHAREHOLDERS' EQUITY (CONTINUED)

     The weighted average remaining contractual life of options as of March 31, 1999 was as follows:

                                                          Weighted
                                                           Average          Weighted                        Weighted
                                        Number of        Contractual         Average                         Average
                                         Options            Life            Exercise          Options       Exercise
         Range of Exercise Prices      Outstanding          Years             Price         Exercisable       Price
         ------------------------    ---------------     -----------       -----------     --------------  -----------

         $1.00 - $2.81                      485,923           5            $     2.10           122,230    $   2.32
         $4.50 - $8.85                    2,792,306           8                  6.48         1,765,306        5.98
         Greater than $9.00                 966,372           9                 10.29           486,537       10.46
                                        -----------                                         -----------
                                          4,244,601                                           2,374,073
                                         ==========                                          ==========

     CLASS E-1 AND CLASS E-2 COMMON STOCK

     The Company's Class E-1 and Class E-2 common stock is held in escrow, is not transferable, can be voted and will be converted into Class A common stock only upon the occurrence of specified events. All of the Class E-1 common stock will be automatically converted into Class A common stock in the event that the Company's net income before provision for income taxes, as defined, exceeds certain amounts. Such amount is $26,343,900 for the fiscal year ending March 31, 2000, and such amount will be increased in proportion to increases in the weighted average number of shares of common stock outstanding (as defined) during the relevant year, as compared to the number of shares outstanding immediately after the Company's initial public offering. If the above event does not occur, the Class E-1 common stock will be canceled on June 30, 2000. All of the Class E-2 common stock will be automatically converted into Class A common stock in the event that the Company's net income before provision for income taxes, as defined, amounts to at least $71,181,750 for the year ending March 31, 2000 (which amount shall be adjusted in the same manner as that for the Class E-1 common stock). If the above event does not occur, the Class E-2 common stock will be canceled on June 30, 2000.

     The Company will, in the event of the release of the Class E-1 and Class E-2 common stock, recognize during the period in which the earnings thresholds are met, a substantial noncash charge to earnings equal to the fair value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time.

9.   EMPLOYEE BENEFIT PLAN

     The Company adopted a Defined Contribution 401(k) Profit Sharing Plan, effective January 1, 1997, covering substantially all of its employees. The Plan permits eligible employees to contribute a portion of their compensation to the Plan, on a tax deferred basis. The Company may make matching contributions, in amounts determined by the Company's Board of Directors. The Company's contributions are in the form of shares of the Company's common stock. During 1997, no amounts were contributed by the Company to the Plan. During 1999 and 1998, 32,397 and 3,752 shares have been approved for contribution by the Company, respectively.

10.  SUBSEQUENT EVENTS

     In May 1999, the Company filed a registration statement to register 4,278,146 shares of its Class A common stock underlying convertible debentures issued in a private placement. Upon filing the registration statement and other certain documents, the Company received $2 million in the private transaction and the Company expects to receive an additional $2 million on the effective date of the registration statement.


                           PREMIER LASER SYSTEMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED MARCH 31, 1999, 1998 (RESTATED) AND 1997



                                                                  Deductions/
                                     Balance at                   Recoveries                           Balance
                                     Beginning                        and                             at end of
    Description                      of period      Additions      Write-off          Other *           period
---------------------            ----------------  ------------   ------------    --------------    -------------
1999
     Allowance for doubtful
       accounts receivable       $     1,224,845   $ 1,079,566    $  (307,253)    $           -     $  1,997,158
     Inventory reserves                8,688,779     2,298,834              -                 -       10,987,613

1998
     Allowance for doubtful
       accounts receivable       $     613,263     $   385,407    $ (149,801)     $    375,976      $  1,224,845
     Inventory reserves              1,203,324       5,704,455             -         1,781,000         8,688,779

1997
     Allowance for doubtful
       accounts receivable       $     154,677     $   403,515    $ (119,054)     $    174,125      $    613,263
     Inventory reserves                950,325         252,999             -                 -         1,203,324




*    Allowance amounts added in connection with business acquisitions.