Form 10-Q
period 1999-06-30
PREMIER LASER SYSTEMS INC
filed 1999-08-16
CIK 878543

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
                           -      -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 11, 1999):

                 Class A Common Stock:     14,961,436  Shares
                                   ----------
                 Class E-1 Common Stock:    1,257,461  Shares
                                   ----------
                 Class E-2 Common Stock:    1,257,461  Shares
                                   ----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                              PREMIER LASER SYSTEMS, INC.
                                                CONDENSED BALANCE SHEETS

                                                                                   JUNE 30,                  MARCH 31,
                                                                                     1999                      1999
                                                                                 (Unaudited)
                                                                             ------------------         ------------------
                                     ASSETS
                                     ------
Current assets:
   Cash & cash equivalents                                                   $       1,016,394          $         888,767
   Restricted cash                                                                   2,050,000                     50,000
   Accounts receivable-net of allowance for doubtful accounts &                      1,463,070                  1,342,917
    sales returns of $1,965,116 & $1,997,158, respectively
   Prepaid expenses and other current assets                                           600,164                    531,459
   Inventories, net                                                                  5,244,864                  5,797,054
                                                                             ------------------         ------------------
                        Total current assets                                        10,374,492                  8,610,197

Property & equipment , net                                                           1,357,941                  1,473,420
Intangibles assets, net                                                              8,968,731                  9,170,360
Other assets, net                                                                      338,017                     21,953
                                                                             ------------------         ------------------
                            Total assets                                     $      21,039,181          $      19,275,930
                                                                             ==================         ==================


                       LIABILITIES & SHAREHOLDERS' EQUITY
                       ----------------------------------
Current liabilities:
   Accounts payable                                                          $       3,148,620          $       3,802,606
   Line of credit                                                                       16,157                     70,470
   Accrued compensation & related costs                                                972,094                    968,969
   Accrued restructure costs                                                           785,980                    785,980
   Accrued integration costs                                                           663,088                    663,087
   Accrued warranty                                                                    701,624                    739,298
   Due to joint venture partner                                                        549,194                    549,194
   Other accrued liabilities                                                         2,598,501                  2,393,392
                                                                             ------------------         ------------------
                        Total current liabilities                                    9,435,258                  9,972,996
                                                                             ------------------         ------------------
Long term liabilities:
  Convertible debentures, net (6% convertible debentures at $4,000,000               3,616,667                          _
  less $383,333 unamortized beneficial conversion discount)
                                                                             ------------------         ------------------
                        Total long term liabilities                                  3,616,667                          _
                                                                             ------------------         ------------------

                            Total liabilities                                       13,051,925                  9,972,996
                                                                             ------------------         ------------------

Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares--8,850,000
      Issued and Outstanding shares - none
  Common stock  - Class A , no par value                                            90,581,899                 90,354,340
    Authorized Shares - 35,600,000
      Issued & outstanding shares - 16,962,278 including
      2,250,000 subject to issuance for shareholder litigation settlement
  Common stock - Class E-1, no par value:                                            4,769,878                  4,769,878
    Authorized shares - 2,200,000
      Issued and outstanding shares -- 1,257,461at
      June 30, 1999 and March 31, 1999
  Common stock - Class E-2, no par value:                                            4,769,878                  4,769,878
    Authorized shares - 2,200,000
      Issued and outstanding shares-- 1,257,461 at
      June 30, 1999 and March 31, 1999
  Warrants and options                                                               1,723,842                  1,723,842
  Additional paid- in-capital                                                          400,000                          _
  Accumulated deficit                                                              (94,258,241)               (92,315,004)
                                                                             ------------------         ------------------
                        Total shareholders' equity                                   7,987,256                  9,302,934
                                                                             ------------------         ------------------
                 Total liabilities & shareholders' equity                    $      21,039,181          $      19,275,930
                                                                             ==================         ==================



                                       PREMIER LASER SYSTEMS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS
                                               (Unaudited)

                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                             ---------------------------------------
                                                                                    1999                 1998
                                                                             ------------------   ------------------

Net sales                                                                    $       3,658,332    $       3,425,665
Cost of sales                                                                        2,268,533            3,406,981
                                                                             ------------------   ------------------
                   Gross profit                                                      1,389,799               18,684
                                                                             ------------------   ------------------

Operating expenses:
       Selling and marketing expenses                                                1,400,940            2,125,510
       Research and development expenses                                             1,203,749            1,181,626
       General and administrative expenses                                           1,025,214            1,535,963
                                                                             ------------------   ------------------
           Total operating expenses                                                  3,629,903            4,843,099
                                                                             ------------------   ------------------
               Loss from operations                                                 (2,240,104)          (4,824,415)


Interest (expense) income                                                             (110,136)              48,696

Minority interest in loss of consolidated subsidiaries                                       _              204,566

Income (loss) from discontinued operations                                              57,004             (173,867)

Extraordinary item                                                                     350,000                    _

                                                                             ------------------   ------------------
         Net loss and comprehensive loss                                     $      (1,943,236)   $      (4,745,020)
                                                                             ==================   ==================

                  Loss per share                                                        ($0.13)              ($0.32)
                                                                             ==================   ==================

Weighted average number of shares used
in computation of basic and diluted net loss
per share                                                                           14,961,436           14,845,557
                                                                             ==================   ==================



                                       PREMIER LASER SYSTEMS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                               ----------------------------------------------------
                                                                      1999                              1998
                                                               ------------------                ------------------

Operating activities
  Net loss                                                     $      (1,943,236)                $      (4,745,020)
  Adjustment to reconcile net loss to
    net cash used in operating activities:
    Depreciation and  amortization                                       337,822                           469,388
    Amortization of beneficial conversion discount                        16,667                                 _
    Stock- based compensation                                            227,559                           115,000
    Minority interest in loss of consolidated subsidiary                       _                          (204,566)
    Changes in operating assets & liabilities:
      Accounts receivable                                               (120,153)                        1,950,154
      Inventories                                                        552,190                        (2,835,135)
      Prepaid expenses & other current assets                            (68,706)                         (580,961)
      Other assets                                                      (316,064)                          123,103
      Accounts payable                                                  (653,986)                       (2,048,533)
      Accrued liabilities                                                170,560                        (1,315,916)
    Changes in assets/ liabilities of discontinued operations             57,004                          (173,867)

                                                               ------------------                ------------------
      Net cash used in operating activities                           (1,740,343)                       (9,246,353)
                                                               ------------------                ------------------

Investing activities
  Maturity of short term investments                                           _                         2,918,002
  Acquisition of  intangibles assets                                     (72,558)                                _
  Purchase of property & equipment                                        (5,158)                         (474,310)

                                                               ------------------                ------------------
      Net cash (used in) provided by investing activities                (77,716)                        2,443,692
                                                               ------------------                ------------------

Financing activities
  Proceeds from convertible debenture                                  4,000,000                                 _
  Net (repayments) borrowings under line of credit                       (54,314)                           19,597
  (Increase) in restricted cash                                       (2,000,000)                                _
  Proceeds from exercise of stock options & warrants                           _                            31,886

                                                               ------------------                ------------------
      Net cash provided by financing activities                        1,945,686                            51,483
                                                               ------------------                ------------------

Net increase (decrease) in cash & cash equivalents                       127,627                        (6,751,178)
Cash & cash equivalents at beginning of period                           888,767                         9,722,514

                                                               ------------------                ------------------
Cash & cash equivalents at end of period                       $       1,016,394                 $       2,971,336
                                                               ==================                ==================

NOTE 1:   General

         In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of our financial position at June 30, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and 1998. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

         The accompanying unaudited condensed consolidated financial statements include the accounts of Premier Laser Systems, Inc. and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The financial information in this quarterly report should be read in conjunction with the March 31, 1999 consolidated financial statements and notes thereto included in our Annual Report filed on Form 10-K for the fiscal year ending March 31, 1999.

         We have suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing our products. In addition, we intend to conduct continuing research and development activities, including regulatory submittals and clinical trials to develop additional applications for our technology. We operate in a highly competitive environment and are subject to all of the risks inherent in new business enterprises. Further, as discussed in Note 2, we have been named in class action lawsuits alleging violations of federal and state securities laws. In November 1998, we reached an agreement in principle with lead plaintiffs and their counsel to settle related matters. Any significant uninsured judgment or settlement amount ultimately associated with the class action litigation would significantly impact our ability to satisfy our working capital requirements. Management believes that once we are able to draw the second $2 million of proceeds from our May 1999 debenture issuance, we will have sufficient working capital requirements through at least fiscal 2000.

NOTE 2:   Litigation

         We entered into an agreement with Infrared Fiber Systems, Inc. (IFS), as a supplier of certain fiber optics, that expires in the fiscal year ending March 31, 2002. The agreement requires the supplier to sell exclusively to us fiber optics for medical and dental applications as long as we purchased defined minimum amounts.

         In March 1994, we initiated litigation against IFS. Our complaint alleges that IFS and two of its officers misrepresented IFS' ability to supply optical fibers, and that IFS breached its supply agreement and certain warranties. In April 1994, IFS filed a cross-complaint alleging breach of contract and intentional interference with prospective economic advantage, seeking declaratory relief that the contract has been terminated and that IFS is free to market its fiber optics to others. In July 1994, Coherent, Inc. a major shareholder of IFS and a manufacturer of medical lasers which employ IFS optical fibers, joined the lawsuit for the express purpose of defending its rights to the IFS optical fibers. In May 1995, we instituted litigation concerning this dispute in Orange County, California Superior Court against Coherent, Westinghouse Electric Corporation ("Westinghouse") and an individual employee of Westinghouse who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit and interfered with our contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995, the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by us in the federal action.

         In July 1996, the court in the California state court action granted demurrers by Westinghouse and the employee of Westinghouse to all causes of action against them, as well as all but one of our claims against Coherent. As a result, the claims that were the subject of the granted demurrers have been dismissed, subject to our right to appeal. We appealed these decisions as they related to Westinghouse and Westinghouse employee, however the court of Appeals affirmed the state court's decision. No trial date has been set as to the remaining outstanding causes of action.

Shareholders Litigation

         We and certain of our officers and directors have been named in a number of securities class action lawsuits which allege violations of the Securities Exchange Act or the California Corporations Code. The plaintiffs seek damages on behalf of classes of investors who purchased our stock between May 7, 1997 and April 15, 1998. The complaints allege that we misled investors by failing to disclose material information and making material misrepresentations regarding our business operations and projections. We have also been named in a shareholder derivative action purportedly filed on our behalf against certain of our officers and directors arising out of the same alleged acts. We have reached an agreement in principal with lead plaintiffs and their counsel to settle the class and derivative actions. Under the terms of the agreement in principle, in exchange for a release of all claims, we would pay 2,250,000 shares of common stock and $4,600,000 in cash . The cash portion of the settlement would be paid by our insurance carrier. Completion of the settlement is subject to execution of the final settlement agreement, court approval and certain other conditions. If the settlement is not completed, is not approved, or is not consummated for any reason, the parties would continue to litigate the actions.

         In accordance with the terms of the agreement in principle to settle class and derivative actions, we established a reserve during the quarter ended December 31,1998 for the issuance of 2,250,000 shares of common stock. These shares were valued at a price of $3.31 per share, which was the closing price of our stock on November 18,1998, the effective date of the proposed settlement agreement. We have also included approximately $884,000 of associated legal and professional fees in this reserve, but have not included in the reserve approximately $4,600,000 in cash that would be paid by our insurers.

         We are involved in various other disputes and lawsuits arising from our normal operations. The litigation process in inherently uncertain and it is possible that the resolution of these disputes and other lawsuits may adversely affect us. However, in our opinion, the outcome of these matters will not have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 3: Extraordinary Item

          In May 1999, our subsidiary Ophthalmic Imaging Systems (OIS) reached an agreement with a financial advisor to significantly reduce the aggregate amount of professional fees and expenses previously recorded in connection with a Stock Purchase Agreement with our company that has been terminated.

NOTE 4: Merger Proposal

         In June 1999, our company made a proposal to acquire the shares of OIS that we do not presently own. The offer called for an exchange of our common stock for OIS common stock on the basis of $.85 in value of our common stock for each share of OIS's common stock. The offer was subject to negotiation of a definitive agreement containing customary representation and warranties and conditions to closing, including and among others, : (i) absence of material adverse change in either party; (ii) approval by at least 75% of OIS's shares (i.e. a majority of the shares not presently owned by us), (iii) OIS's obtaining a "fairness opinion" with respect to the proposed transaction.

         OIS rejected the offer as inadequate. However, to assist OIS in evaluating any subsequent offers received for OIS or its stock, OIS engaged the services of an investment banker and legal counsel. To date, our company and OIS continue to discuss the above matter.

NOTE 5: Convertible Debentures

         In May 1999, we filed a registration statement to register 4,278,146 shares of our Company's Class A common stock underlying convertible debentures issued in a private placement. To date, we have received $2 million in gross proceeds in the private transaction. The remaining $2 million in gross proceeds from this transaction is held in escrow, and will be released to us upon satisfaction of certain conditions, including the effectiveness of a registration statement we have filed with the SEC relating to these securities.

NOTE 6: Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market, and are comprised of the following:


                                                        JUNE 30,      MARCH 31,
                                                          1999          1999
                                                    -------------  -------------

Raw materials...................................... $  8,200,994   $  8,980,306
Work-in-process....................................    1,092,823        756,122
Finished goods.....................................    7,114,637      7,048,239
                                                    -------------  -------------
                                                      16,408,454     16,784,667
Less reserve for slow moving inventories
      and excess purchase commitments..............  (11,163,590)   (10,987,613)
                                                    -------------  -------------
                                                    $  5,244,864   $  5,797,054
                                                    =============  =============

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

RESULTS OF OPERATIONS

          Our consolidated net sales for the quarter ended June 30, 1999 (the "1999 Quarter") increased by 7% to $3,658,332 from $3,425,665 for the quarter ended June 30, 1998 (the "1998 Quarter"). Sales for Ophthalmic Imaging Systems, our 51% subsidiary ("OIS") decreased to $1,539,060 in the 1999 Quarter from $1,839,484 in the 1998 Quarter . The net sales increase is a result of increased sales of dental laser and EyeSys diagnostic products. Our international sales represent 12% of total sales in the 1999 Quarter.

          Cost of sales decreased 33% to $2,268,533 in the 1999 Quarter from $3,406,981 in the 1998 Quarter. This decrease is due to better utilization of manufacturing capacity.

         Selling and marketing expenses decreased 34% to $1,400,940 in the 1999 Quarter from $2,125,510 for the 1998 Quarter. Of these amounts, advertising and promotional marketing decreased by 85% to $36,899 in the 1999 Quarter from $251,610 in the 1998 Quarter. Trade show expenses decreased by 26% to $212,238 in the 1999 Quarter from $288,363 in the 1998 Quarter while travel expense decreased by 50% to $71,757 in the 1999 Quarter from $142,661 in the 1998 Quarter. Selling and marketing salaries decreased 22% from $345,543 in the Quarter 1998 to $282,248 in the 1999 Quarter.

         Research & development expenses increased 2% to $1,203,749 in the 1999 Quarter from $1,181,626 in the 1998 Quarter. OIS's research and development expenses increased from $199,956 in the 1998 Quarter to $259,429 in the 1999 Quarter. Outside and professional services attributable to research and development increased 84% to $273,427 in the 1999 Quarter from $148,769 in the 1998 Quarter while salaries related to research and development programs decreased 13% to $334,734 in the 1999 Quarter from $382,591 in the 1998 Quarter.

         General and administrative expenses decreased by 33% to $1,025,214 in the 1999 Quarter from $1,535,963 in the 1998 Quarter. OIS's general and administrative expense decreased by 47% to $234,463 in the 1999 Quarter from $444,844 in the 1998 Quarter. Premier's general and administrative salary expense decreased by 18% to $209,286 in the 1999 Quarter from $254,469 in the 1998 Quarter. Our legal expense decreased 52% to $95,597 in the 1999 Quarter from $197,933 in the 1998 Quarter.

         Total operating expense for the three months ended June 30,1999 decreased 25% to $3,629,903 in the 1999 Quarter from $4,843,099 in the 1998 Quarter.

          Net interest expense increased to $110,136 in the 1999 Quarter from $48,696 net interest income in the 1998 Quarter. This increase was partially due to an increase in interest expense at OIS which increased from $27,749 in the 1998 Quarter to $44,317 in the 1999 Quarter. The balance of the increase was due to interest associated with the $4,000,000 convertible debt offering completed in the 1999 Quarter , together with amortization of the related conversion benefit and debt issuance costs.

         We reported a net loss of $1,943,236 or $.13 per share in the 1999 Quarter, down from a net loss of $4,745,020 or $.32 per share in the 1998 Quarter . The 1999 figure includes an extraordinary gain of $350,000, or $.02 per share, resulting from OIS's negotiated reduction of certain professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents increased by $128,000 during the quarter ended June 30,1999 to $1,016,000 compared to $888,000 at March 31, 1999. We invest our cash in an interest bearing account. As of June 30,1999, we had working capital of $877,000. Accounts receivable (net ) totaled $1,463,070 on June 30,1999 as compared to $1,342,917 at March 31, 1999, an increase of $120,153. Inventories aggregated at $5,244,864 at June 30,1999 as compared to $5,797,054 at March 31,1999 which represents a 10% decrease or $552,190. The decrease is attributable in part to the implementation of more effective inventory management and purchasing policies and procedures.

         Other assets have increased to $338,017 at June 30,1999 from $21,953 at March 31,1999. This increase was attributed to transaction costs associated with securing $4,000,000 in convertible debentures in a private transaction.

         Accounts payable decreased $653,986 to $3,148,620 at June 30, 1999 as compared to $3,802,606 at March 31,1999. Accounts payable decreased as a result of decreased operating expenses for the 1999 Quarter and the application of a portion of the proceeds from the sale of convertible debentures to accounts payable. Accrued liabilities increased $170,561 to $6,270,481 at June 30, 1999 from $6,099,920 at March 31, 1999. Long term debt increased to $4,000,000 at June 30, 1999, exclusive of related beneficial conversion features. The increase was due to issuing $4,000,000 of convertible debentures to private investors. Our restricted cash increased by $2,000,000 in the 1999 Quarter. These funds, which were received in connection with the issuance of the debentures, are being held in escrow pending effectiveness of a registration statement registering common stock issuable upon conversion of the debentures.

         At March 31, 1999, we had net operating loss carry forwards for federal income tax purposes totaling approximately $56 million which will begin to expire in fiscal 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of the our net operating loss carry forwards to offset future income may be limited.

         Our future capital requirements will depend on many factors, including the progress of our research and development activities, the scope and results of preclinical studies and clinical trials, the costs and timing of regulatory approvals, the rate of technology advances by us, competitive conditions within the medical laser industry, the establishment of manufacturing capacity, the outcome of the class action lawsuits and the establishment of collaborative marketing and other relationships which may either involve cash infusions to us, or require additional cash from us. We do not currently have, and are not presently seeking a credit card facility to replace our former credit agreement which expired in September 1998. Our ability to meet our working capital needs will be dependent on our ability to achieve a positive cash flow from operations and profitable operations. We have achieved increased cash collections during the last three months and we have reduced cash used in operations through the implementation of disciplined departmental budgets, reduced head count and tighter monitoring of expenditures.

GOVERNMENT GRANTS

         We have been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Substantially all of this grant has been drawn for such purposes. The remaining $50,000 of the grant can be drawn upon the achievement of specified criteria.

YEAR 2000 ISSUES

         We are currently in the final phase of identifying and evaluating the potential impacts of the Year 2000 on our systems. We are evaluating the following issues:

         * State of readiness
         * Costs to address Year 2000 issues
         * Risk assessment
         * Contingency plan

         The following is a description of the process we have established and which we intend to follow to minimize our Year 2000 risk exposure:

         STATE OF READINESS. In September 1998, we upgraded our accounting system to a release that is Year 2000 compliant. In addition, we have sent out letters to substantially all of our suppliers requesting assurances of Year 2000 compliance. We have received from a majority of these suppliers written assurances of compliance. In addition, we have received documentation in the form of information published on websites stating that the systems of our major vendors are either Year 2000 compliant or that these systems will be Year 2000 compliant by the end of the third quarter of 1999, with the exception of one vendor that had assured us of its compliance by November 1999.

         COST TO ADDRESS YEAR 2000 ISSUES. To date we have expended approximately $75,000 in connection with our evaluation and upgrades of systems and approximately $5,000 in contacting our vendors and suppliers to ensure compliance. These costs are included in selling, general and administrative expense in the consolidated statements of operations. All costs related to Year 2000 are paid from cash flows from operations.

         We anticipate that future expenditures for necessary remediation of which we are not yet aware and for implementation of additional contingency plans will cost approximately $30,000. These expenditures will be recorded as selling, general and administrative expense as incurred.

         RISK ASSESSMENT. Based on the findings of our engineers, we believe that the impact of Year 2000 issues on our internal operations will be minimal. Our laser products are not date sensitive. Some of our diagnostic products contain date sensitive databases, however, the costs of software modification are not expected to be material.

         We have had difficulty estimating the impact of Year 2000 noncompliance by outside parties with whom we transact business. We are currently in the process of surveying our vendors and suppliers to ascertain their Year 2000 readiness. Because we have not yet completed this survey, we are not in a position at this time to accurately ascertain the degree of compliance by vendors and suppliers with whom we conduct business.

         CONTINGENCY PLAN. Because we have not completed our testing and assessment procedures, we have not developed any plans for likely scenarios involving Year 2000 failures. If, when testing and assessment is complete, it appears reasonably likely that such a Year 2000 failure may occur, management intends to develop appropriate plans to deal with such contingencies. If we are unsuccessful in developing or implementing a plan to correct possible Year 2000 failures, or if we fail properly to anticipate a Year 2000 failure in our technology, we may experience disruptions in operations. Our projections of the most significant disruption which could occur include:

         * the loss of approximately two months net revenue of $4,000,000 if we experience difficulties in obtaining components and products from our suppliers who are experiencing disruptions due to Year 2000 risks, resulting in the loss of sales because of failure to ship products on a timely basis. We would, however, expect eventually to be able to recover a significant portion of this revenue once measures were implemented to correct problems resulting from the Year 2000 compliance problems.

         * the inability to collect receivables in a timely manner if any of the accounting systems of our clients experience a Year 2000 failure.

SEASONALITY

         To date, the our revenues have typically been significantly higher in the second and fourth calendar quarters. This seasonality reflects the timing of major medical and dental industry trade shows in these quarters, significantly reduced sales during the summer and the effect of year end tax planning influencing the purchasing of capital equipment for depreciation during the fourth calendar quarter.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

          No Disclosure Required.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

Securities Class Action

          On May 1, 1998, a class action suit (the "Valenti Litigation") was commenced in the United States District of Court for the Central District of California pursuant to federal securities laws on behalf of purchasers of our securities during the period from February 12, 1998 through April 15, 1998. The complaint alleges that we and certain of our officers and directors violated the federal securities laws by issuing false and misleading statements and omitting material facts regarding our financial results and operations during such period. Among other things, the complaint alleges that the defendants materially misstated our financial results for the fiscal quarter ended December 31, 1997 by overstating our revenues and profitability. The complaint also alleges that we misstated the nature of our legal and business relationship with a distributor, Henry Schein, Inc., and that as a result of such misstatements, the plaintiff suffered damages as a result of a decrease in the market price of our publicly traded securities.

         After the filing of this complaint, a number of similar complaints have also been filed in the United States District Court for the Central District of California, seeking certification as class actions, and covering class periods commencing as early as May 7, 1997. Such complaints alleged facts similar to those described above with respect to the Valenti Litigation, as well as allegations that we artificially inflated the price of our outstanding publicly traded securities as a result of misrepresentations relating to the market and prospects for sale of our Centauri Er:YAG laser. All of the above described complaints seek monetary damages in unspecified amounts, together with attorneys' fees, interest, costs and related remedies. All of these class action lawsuits have now been consolidated into a single action.

          We have also been named as a nominal defendant in a shareholder derivative lawsuit filed in the Orange County, California Superior Court, in a case captioned Eskeland vs. Cozean, et al. The complaint was filed by a shareholder of ours , on behalf of Premier, against certain of our officers and directors, including Colette Cozean, Michael Hiebert, Richard Roemer, Ronald Higgins, Patrick Day, Grace Chin-Hsin Lin, G. Lynn Powell, and E. Donald Shapiro. The complaint alleges, among other things, that such persons violated their fiduciary duty to us by exposing us to liability under the securities laws, failing to ensure that the we maintained adequate accounting controls, and related alleged actions and omissions. Although we are a named defendant, the lawsuit seeks to recover damages from the individual defendants on behalf of us. Accordingly, it is not clear whether we have any liability or will incur any material loss as a result of being named as a defendant in this matter.

         Premier has reached an agreement in principle with lead plaintiffs and their counsel to settle lawsuits. In exchange for the release of all claims against Premier and its officers and directors, this agreement would require Premier to issue to the defendants an aggregate of 2,250,000 shares of its common stock and requires Premier's insurance carrier to pay $4.6 million in cash. This agreement is not final, however, and is subject to several conditions, including the approval by the court and execution of a final settlement agreement.


Investigations and Other Matters

         We have been notified that the Securities and Exchange Commission ("SEC") has instituted an investigation concerning matters pertaining to our revenue reporting practices, and related management issues. We are cooperating with the SEC in connection with this investigation. This investigation, we believe, generally relates to whether we, in SEC filings and press releases issued prior to the end of the 1998 fiscal year, properly recognized revenues for transactions occurring during fiscal 1997, and at interim periods in fiscal 1998. To date, the SEC has not indicated that it is seeking to impose any penalties on us or that it has made any specific findings with respect to our accounting practices.

         In May 1998, the Nasdaq Stock Market suspended the trading of our securities and notified us that they intended to delist our securities. We appealed this proposed action, and in October 1998 our appeal was granted. Trading of our securities on the Nasdaq Stock Market National Market recommenced on October 22,1998.

         We are also involved in various disputes and other lawsuits from time to time arising from our normal operations. The litigation process is inherently uncertain and it is possible that the resolution of any of such litigation, as well as the matters described above, may adversely affect us.




Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

         On May 17,1999, we issued $4 million of 6% Secured Convertible Debentures, due 2002, to two private purchasers. No underwriters were involved in this transaction. The purchasers were private investment funds.

         The Company paid $309,400 in commissions and legal fees in connection with this transaction, and also issued to the persons that facilitated the transaction warrants to purchase 40,000 shares of our common stock. The transaction was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) of such Act, and Rule 506 promulgated thereunder. The purchasers represented that they were "accredited investors," as defined under Regulation D, and no general solicitation or advertising was made in connection with the transaction.

         The debentures are convertible into our common stock at a per share rate equal to the lowest of (a) $3.135; (b) the lowest exercise price, after the issuance of the debentures, of our publicly traded Class B Warrants; or (c) 90% of the average of the three lowest closing bid prices for our common stock during the 20 trading days immediately preceding the conversion date. However, the debentures may not be converted into common stock, nor may the holder receive shares in payment of interest, if the debenture holder and any affiliate would, as a result, beneficially own more than 4.999% of the Company's issued and outstanding shares of common stock, except that this limitation could be waived by the holder of the debenture by giving 75 days prior notice to the Company. Further, as a separate restriction, a holder may not convert the debentures into common stock, nor may the holder receive shares in payment of interest, if as a result he together with his affiliates would beneficially own in excess of 9.999% of the Company's issued and outstanding common stock, except that this provision can also be waived by the holder by giving 75 days prior notice to the Company. Finally, the Company may not issue upon conversion in excess of 2,992,287 shares of common stock(subject to adjustment) if the common stock is then listed for trading on the Nasdaq National Market of the Nasdaq Small Cap Market, and the Company has not obtained shareholder approval for such issuance .




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

          Not Applicable.

Item 5.   Other Information.
          ------------------

          None.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits:


4.1 Secured Convertible Debenture Purchase Agreement dated May 17,1999 between the Company and the investors signatory thereto. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on From 10-K for the fiscal year ended March 31,1999).

4.2 Registration Rights Agreement dated May 17,1999 between the Company and the investors signatory thereto. (Incorporated by reference to Exhibit
         10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1999).

4.3 Warrant dated May 17,1999 issued by the Company to certain investors. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1999).

4.4 Intellectual Property Security Agreement dated May 17,1999 between the Company and the secured parties signatory thereto. (Incorporated by reference to exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1999).

4.5 Security Agreement dated May 17,1999 between the Company and the secured parties signatory thereto. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1999).

4.6 Form of 6% Secured convertible Debenture dated May17,1999 issued by the Company to certain investors. ( Incorporated by reference to Exhibit
         10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1999).

27.1     Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K: During the quarter ended June 30, 1999, the Company filed with the Securities and Exchange Commission the following Current Report on Form 8-K:

          Current Report on Form 8-K dated May 9, 1999 (reporting Item 5.,"Other Events," in connection with issuance of convertible secured debentures due 2002.)

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PREMIER LASER SYSTEMS, INC.
Dated:  August 16, 1999       By:  /s/ Colette Cozean
                                   -----------------------------------------
                                   Colette Cozean, Chief Executive Officer
                                         (duly authorized officer)


Dated:  August 16, 1999       By:  /s/ Robert V. Mahoney
                                   -----------------------------------------
                                   Robert V. Mahoney, Chief Financial Officer
                                   and Executive Vice-President, Finance
                                   (Principal financial and accounting officer)
                                            (duly authorized officer)