Form 10-K/A
period 1999-03-31
PREMIER LASER SYSTEMS INC
filed 1999-10-12
CIK 878543

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|


         The aggregate market value of the registrant's voting stock held by nonaffiliates was approximately $45,636,917 on October 5, 1999, based upon the closing sale price of such stock on October 5, 1999.

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         As of October 5, 1999:

             Class A Common Stock:             15,634,897 Shares
             Class E-1 Common Stock:            1,257,461 Shares
             Class E-2 Common Stock:            1,257,461 Shares

         DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10- K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933:
None.

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


         Premier is in discussions to acquire the remaining outstanding shares of common stock of OIS, other than those already owned by it. Completion of this acquisition is subject to a number of conditions, including completion and execution of a final acquisition agreement and approval by the holders of a majority of the outstanding shares of OIS common stock, excluding shares held by Premier. We cannot assure you that these conditions will be satisfied or that this transaction will be completed.


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

         Although we have received more than 100 clearances from the FDA in multiple specialty areas to market our laser products for a variety of medical applications, due to limited financial resources we have initially focused our marketing efforts on dental lasers which we believe have the most promise for commercial success. We initiated marketing efforts in ophthalmology in 1997. As resources permit, we plan to commence marketing efforts with respect to other medical applications which we believe may also be commercially viable. In addition, we have several new submittals with the FDA which we believe will be evaluated within the next 12 months, including our submittals concerning the use of lasers in connection with cataract surgery, cavity prevention and tissue melding.


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

     OCULAR IMAGING BUSINESS


         OIS, which commenced business in 1986, is engaged in the business of designing, manufacturing, and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. OIS's current flagship products are its digital imaging systems, the WinStation 1024(TM) and WinStation 640(TM). These WinStation products are targeted primarily at retinal specialists and general ophthalmologists. OIS's WinStation systems are primarily used by ophthalmologists to perform a diagnostic test of the blood flow in the patient's retina. This procedure is used to diagnose and monitor diseases and provide important information in making treatment decisions. OIS also recently began marketing a Digital Fundus Imager and a Digital Slit Lamp. The Digital Fundus Imager provides similar diagnostic capabilities to the WinStation products, except that it provides a continuous image rather than a single frame image and it will be sold at a lower price. The Digital Slit Lamp allows the eye care practitioner to obtain full motion video of the surface of the eye.


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

         HARD TISSUE PROCEDURES, INCLUDING CAVITY PREPARATION. Potential dental laser applications for procedures on teeth, also known as hard tissue procedures, include pit and fissure sealing, etching, caries removal and cavity preparation. Based on user feedback from our clinical sites, we believe that the use of a laser in dentistry reduces the pain associated with various traditional procedures performed with a dental drill. On May 7, 1997, our Er:YAG laser was cleared to market for tooth etching, caries removal and cavity preparation. This laser was the first to be cleared by the FDA for these procedures. We commenced marketing of the Er:YAG laser for these procedures shortly after receipt of FDA clearance. In September 1999, we introduced the next generation of this product, the Centauri XL(TM).


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


         COMPOSITE CURING. Composites are rapidly replacing gold and silver fillings as the material of choice for restoration of cavities, because they more closely match the color of teeth and because gold and silver fillings have drawn increasing worldwide concern over safety due to the toxic gases which may be released when they are removed from teeth. Composite fillings are typically cured using a curing light which provides a broad spectrum of wavelengths. The use of the argon laser for this application has been shown to frequently result in a stronger restoration than composites cured by traditional curing lights. Our argon lasers can also be used to cure the resins used in placing veneers or bonding orthodontic brackets. Our Arago and MOD argon lasers have received FDA clearance for use in these applications. In August 1999, we received FDA 510(K) clearance to market our BluLaze(TM) product, a solid-state technology light delivery system for composite curing and teeth whitening. We began marketing the product in September 1999.

         TEETH WHITENING. A large number of dentists use bleaching materials for teeth whitening. These materials are traditionally applied at night over a six to eight week period to whiten a patient's teeth while he or she sleeps. Lasers have been shown to facilitate the use of these light sensitive materials in the dentist's office by accelerating this process and resulting in an approximately three shade change in less than one hour. Our MOD , Arago and BluLaze products have been cleared to market for this procedure.


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


         Retinal specialists who number approximately 3,000 in the U.S., comprise the primary target market for digital angiography systems, which allow the visualization of the blood flow in the retina. For the past two years OIS digital imaging system sales have been driven in this segment to a large extent by a procedure known as indocyanine green angiography. This new diagnostic test procedure yields new clinically significant information that is helpful in the treatment of patients with macular degeneration, a leading cause of blindness which afflicts over 13 million people in the U.S. This procedure can only be performed using a digital imaging system. OIS recently began marketing a Digital Fundus Imager and a Digital Slit Lamp which will allow full motion video of the eye at a relatively low cost.


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


         Our Er:YAG lasers are currently priced from $29,500 to $126,000 and our Nd:YAG lasers are currently priced from $25,000 to $80,000. Our diode lasers are currently priced from $10,000 to $35,000 and our argon lasers are priced from $5,500 to $22,000. Our recently introduced BluLaze product is priced at $5,000. The prices of lasers within these ranges depend upon each model's power capability and the features offered.


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


MOD and Arago              Dental--Composite Curing..................................  Cleared to market
(argon), and BluLaze
                           Dental--Teeth Whitening...................................  Cleared to market

         CENTAURI ER:YAG LASER. Our Centauri Er:YAG laser is a portable Er:YAG pulsed solid state laser which generates high frequencies (up to 30Hz) at relatively low peak power. These high frequencies allow faster cutting at lower energies. The 2.9 micron wavelength of the Er:YAG is highly absorbed by water, producing a cut similar to the scalpel. The Er:YAG wavelength is delivered through a fiber optic delivery system which enables the beams to be focused and angled. These fiberoptic catheters are difficult to produce and we have invested heavily in the technology to develop fibers which can handle adequate power. In the past, we experienced difficulties with our supplier of these fibers. We now obtain our fibers from Saphikon, with which we have experienced no supply problems. In addition, we have secured an alternate source of the fibers from Galileo, a Massachusetts based company. See "--Manufacturing and Materials" and "Legal Proceedings."


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


         ARAGO AND MOD ARGON LASERS AND BLULAZE. The Arago and the MOD are gas lasers . The BluLaze is a solid-state light delivery system. All three products have been cleared to market in dentistry to accelerate the composite curing process. Composites are rapidly replacing gold and silver fillings as the material of choice for the restoration of cavities. The argon wavelength and BluLaze(TM) light penetrate through the composite and have been shown to frequently result in a stronger restoration than composites cured by traditional curing lights. Our argon lasers can also be used to cure the resins used in placing veneers or bonding orthodontic brackets.

         The Argon lasers and BluLaze(TM) have also been used to enhance teeth whitening procedures using light activated bleaching materials which have traditionally been applied at night over a six to eight week period. These products have been shown to facilitate the use of these light activated bleaching materials in a dentist's office by accelerating this process and resulting in an approximately three shade change in less than one hour. The argon laser and BluLaze(TM) have been cleared to market for this procedure. We cannot assure you that the use of the argon laser or BluLaze(TM) for teeth whitening will become a widely accepted practice in the dental industry. We plan to bundle our products with light activated whitening materials and co-market these products with the manufacturers of these materials. We are currently manufacturing the MOD lasers and BluLaze(TM) in-house. The Arago laser is currently being supplied by LaserMed, Inc., a third party manufacturer.


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

OCULAR IMAGING PRODUCTS


         OIS currently offers three products to the ophthalmic market: the WinStation 640 , the WinStation 1024 and the Digital Fundus Imager, and intends to commence sales of a Digital Slit Lamp within the next couple of months. OIS's WinStation systems are used by ophthalmologists to produce images of blood vessels within the eye. Whereas the traditional methods of obtaining these images utilize photographic film which requires special processing and printing, the WinStation systems allow for immediate diagnosis and treatment of the patient.


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


         OIS also recently began marketing a Digital Fundus Imager and a Digital Slit Lamp. The Digital Fundus Imager provides similar diagnostic capabilities to the WinStation products, except that it provides a continuous image rather than a single fram image, and it will be sold at a lower price. The Digital Slit Lamp allows the eyecare practitioner to obtain full motion video of the surface of the eye.


MARKETING, SALES AND SERVICE


         We market our products to the dental market in the United States directly to dentists through our direct sales force consisting of five area sales managers, a manufacturer's representative network consisting of approximately 15 manufacturer's representatives or companies and our distributor network. The dental market includes approximately 129,000 practicing dentists in the United States. We believe that in order to reach this market we must expand our U.S. distribution capabilities. We market our products primarily through conventions, educational courses, direct mail, telemarketing and other dental training programs. Through an active program of educational courses and preceptorships, we have trained dentists in many countries during the past two years using industry recognized dentists and periodontists.


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


         In the surgical market, we intend to form strategic alliances in any specialty area where the partner has an established presence in the market selling to either the physician or the hospital. We have recently terminated our relationship with Azwell, Inc., formerly known as Nippon Shoji Kaisha, Ltd., and intend to seek a replacement alliance relationship.

         We have entered into distribution agreements with distributors in many countries for sales of our dental and ophthalmic products. In fiscal year ended March 31, 1999, foreign sales accounted for approximately 11% of our total sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We typically grant exclusive distribution rights in select territories to our distributors who usually must maintain agreed upon distribution minimums in order to retain their exclusive rights. These agreements are managed by three directors of distribution marketing and sales for the Pacific Rim; Europe, the Middle East and Africa; and Canada and South America.


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

RESEARCH AND DEVELOPMENT

      LASER BUSINESS


         In the past three fiscal years, Premier has invested in excess of $8.8 million in company-sponsored research and development programs. Company-sponsored research and development expense was $1.5 million for fiscal 1997, $3.1 million for fiscal 1998 and $4.2 million for fiscal 1999. These amounts are net of approximately $450,000 received under a Small Business Innovative Research Grant in fiscal 1997 and exclude $13.1 million of noncash charges for in-process research and development related to acquisitions in fiscal 1998 and 1997. We received approximately $250,000 in additional Small Business Innovative Research grants prior to 1997. This investment in research and development has resulted in the development of 20 models of lasers, reusable accessories such as smoke evacuators and irrigation aspiration systems, more than 1,000 types of custom delivery systems and approximately 20 types of surgical tips and accessories.


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

PATENTS AND PATENT APPLICATIONS


         Patent protection is an important part of our business strategy, and our success depends, in part, on our ability to maintain patents and trade secret protection and on our ability to operate without infringing on the rights of third parties. We have sought to protect our unique technologies and clinical advances through the use of the patent process. Patent applications filed in the United States are frequently also filed in selected foreign countries. We focus our efforts on filing only for those patents which we believe will provide us with key defensible features instead of filing for all potential minor device features. In the United States, we hold 34 patents and have an additional 23 pending patent applications, including divisional applications. In addition, we hold 23 foreign patents and have at least 44 foreign patent applications. These patents expire at various times over the next six to 16 years. We also have a nonexclusive license to a number of basic laser technologies which are commonly licensed on such basis in the laser industry. OIS holds one patent covering one of its products.

         We cannot assure you that our patents or trademarks would be upheld if challenged, or that competitors might not develop similar or superior processes or products outside the protection of any patents issued to us. In addition, we cannot assure you that we will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action. The extent of intellectual property protection afforded by the laws of foreign countries for our products varies significantly from country to country. Although we currently carry insurance that might cover some of the amounts we could be liable for in patent litigation, if our products infringe patents, trademarks or proprietary rights of others, we could become liable for damages, which also could have a material adverse effect on us.


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

GOVERNMENT REGULATION

     FDA REGULATION


         The products that we manufacture are regulated as medical devices by the FDA under the Food, Drug and Cosmetics Act. Satisfaction of applicable regulatory requirements may take several years and requirements vary substantially based upon the type, complexity and novelty of such devices as well as the clinical procedure. Under the Food, Drug and Cosmetics Act and the applicable regulations, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in a variety of serious penalties. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device which we manufacture or distribute.


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

     REGULATORY STATUS OF PRODUCTS


         We have received 510(k) clearance to market the following lasers in an aggregate of more than 100 specialty areas: CO2 (four models: 10W, 20W, 35W, 65W); Nd:YAG (four models: 20W, 40W, 60W, 100W); Ho:YAG (one model); Er:YAG (two models); 1.32 micron Nd:YAG (two models: 15W, 25W); .532 micron Nd:YAG (one model); Argon (three models); diode (five models); Nd:YAG/Er:YAG combination laser (one model). Each of these lasers has clearances in multiple specialty areas. We have also received 510(k) clearance to market a scanner, sculptured fiber contact tip fibers, bare fibers, TouchTIPS, AngleTIPS and focusing tips for all cleared wavelengths of our lasers and BluLaze(TM). If a device for which we have already received 510(k) premarket clearance is changed or modified in design, components, method of manufacture or intended use, such that the safety or effectiveness of the device could be significantly affected, a new 510(k) premarket notification is required before the modified device can be marketed in the United States. We have made modifications to certain of our products which we believe do not require the submission of new 510(k) notifications. However, we cannot assure you that the FDA will agree with our determinations. If they did not, they could require us to discontinue marketing one or more of the modified devices until they have been cleared. There also can be no assurance that any FDA clearance of modifications would be granted should clearance be necessary.


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


         Recently, in order to reduce manufacturing costs by taking advantage of unused manufacturing capacity, OIS has outsourced the assembly of its products to Premier.

         We purchase some of the raw materials, components and subassemblies included in our products and OIS's products from a limited group of qualified suppliers and do not maintain long-term supply contracts with any of our key suppliers. While multiple sources of supply exist for most critical components used in our laser, corneal topography and fiberoptic delivery systems, the disruption or termination of these sources could prevent us from being able to ship products, which would materially harm our business. Vendor delays or quality problems could also result in production delays of up to six months as several components have long production lead times. These long lead times, as well as the need for demonstration units, require a significant portion of working capital to fund inventory growth. We have in the past experienced, and may continue to experience, shortages in raw materials and supplies. For example, in the past, we experienced difficulties with our supplier of fibers for our Centauri Er:YAG lasers, however, we have since secured new sources for these fibers. See: "Business--Products--Centauri Er:YAG Laser." As a result of such supply problems, we incurred expenses resulting from delays in obtaining FDA approval while we changed fiber chemistry, and from the cost of developing and qualifying the new fiber. In addition, we have incurred expenses resulting from a business strategy of providing fibers to our customers free of charge to address complaints about fiber quality and availability.


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

EMPLOYEES


         As of September 30, 1999, Premier (including EyeSys, but excluding OIS) employed 79 people, 5 of whom are employed on a part-time basis. None of these employees are represented by a union. Twenty employees perform sales, marketing and customer support activities. The remaining employees perform manufacturing, financial, administration, regulatory, research and development and quality control activities. We also engage the services of many independent contractors and temporary personnel. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize our employees. We consider our relationship with our employees to be good.

     OIS EMPLOYEES

         As of September 30, 1999, OIS had 26 employees, 23 of which were full time employees. These include 12 persons engaged in sales, marketing and customer support activities. OIS also engages the services of consultants from time to time to assist it on specific projects in the area of research and development, software development, regulatory affairs, and product services. These consultants periodically engage contract engineers as independent consultants for specific projects.

                                  RISK FACTORS

         Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors, together with all the other information included or incorporated by reference in this report, before you decide whether to purchase shares of our common stock.


THERE ARE RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS MADE BY US AND ACTUAL RESULTS MAY DIFFER

         Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they:

          o    discuss our future expectations

          o contain projections of our future results of operations or of our financial condition

          o    state other "forward-looking" information.

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


Risks Related to our Business

WE HAVE INCURRED NET LOSSES IN THE PAST AND EXPECT TO INCUR FUTURE LOSSES WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO SUSTAIN OUR OPERATIONS

         We incurred net losses of approximately $76,343,000 from April 1, 1995 through March 31, 1999, and approximately $30,841,000 for the fiscal year ended March 31, 1999. As of March 31, 1999, we had an accumulated deficit of approximately $89,207,000. We expect to continue to incur net losses until product sales generate sufficient revenues to fund our continuing operations. We may fail to achieve significant revenues from sales or achieve or sustain profitability. Our ability to achieve profitability in the future will depend in part on our ability to continue to successfully develop clinical applications, obtain regulatory approvals for our products and sell these products on a wide scale. These risks apply to both our laser products and our ophthalmic diagnostic products.

THE HIGH COST OF DENTAL LASERS, SAFETY AND EFFICACY CONCERNS OF DENTISTS AND PATIENTS AND THE SUBSTANTIAL MARKET ACCEPTANCE OF DENTAL DRILLS MAY PREVENT US FROM ACHIEVING THE BROAD MARKET ACCEPTANCE WHICH IS NECESSARY FOR OUR
SUCCESS

         Our products may not be accepted by the medical or dental community or by patients. We do not know if these products can be successfully commercialized on a broad basis. The acceptance of dental lasers may be adversely affected by their high cost, concerns by patients and dentists relating to their safety and efficacy, and the substantial market acceptance and penetration of alternative dental tools such as the dental drill. Our future sales and profitability depend in part on our ability to demonstrate to dentists, ophthalmologists, optometrists and other physicians the potential cost and performance advantages of our laser systems, diagnostic products and other products over traditional methods of treatment and over competitive products. Current economic pressure may make doctors and dentists reluctant to purchase substantial capital equipment or invest in new technology. We currently have a limited sales force and will need to hire additional sales and marketing personnel to increase the general acceptance of our products. Of all the factors impacting our profitability, the failure of our products to achieve broad market acceptance would have the greatest negative impact on our business, financial condition and results of operations and our profitability.

WE ARE INVOLVED IN PENDING LITIGATION AND A REGULATORY INVESTIGATION AND MAY BE ADVERSELY AFFECTED BY AN ADVERSE OUTCOME IN THE LAWSUIT OR BY THE COSTS OF DEFENDING THIS LAWSUIT

         We have been sued in a number of related securities class action matters, generally relating to allegations of misrepresentations during the period from May 7, 1997 to April 15, 1998. In addition, the Securities and Exchange Commission has commenced an investigation of our practices and procedures relating to revenue recognition issues and related matters. The costs of our continuing defense of the litigation matters and responses to the regulatory investigations, including accounting and legal fees as well as management time and effort, will be substantial, and we expect these costs to materially and adversely affect our results of operations until these matters are resolved. We do not know when these matters will be resolved. The Securities and Exchange Commission has delayed any further proceedings in connection with its investigation of us until September 1999. We have reached an agreement in principle to settle this litigation and recorded an expense in the quarter ended December 31, 1998, relating to this settlement. In the quarter ended March 31, 1999, we recorded an additional expense of $250,000 to cover continuing legal fees incurred in connection with this settlement. However, this settlement is subject to several conditions, and it is possible that it may not be completed, in which case the litigation would continue. An adverse judgment entered in this litigation could materially and adversely affect our business and results of operations.


         In addition, the Securities and Exchange Commission is empowered to assess substantial penalties against us in connection with its findings in the pending investigation. The imposition of any of these penalties could materially and adversely affect our business, financial condition and results of operations.


IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE THE OIS BUSINESS WITH OUR OTHER OPERATIONS, WE MAY INCUR SUBSTANTIAL AND UNANTICIPATED EXPENSES AND OPERATING INEFFICIENCIES

         We acquired a majority of the outstanding common stock of OIS in 1998. In March 1999 we agreed to manufacture OIS's products on an outsourcing basis. In addition, we are in discussions to acquire the remaining outstanding stock of OIS. We are not sure if the synergies of the two entities will allow us to reduce expenses in such a way as to make OIS profitable. In addition, members of our management will have to continue to expend time and effort on new activities relating to the OIS operations, which will detract from their time available to attend to our other activities. We cannot assure you that the expenses or dislocations that we may suffer as a result of the coordination of these businesses will not be material.

BECAUSE SOME OF THE COMPONENTS WE USE ARE NOT WIDELY AVAILABLE, THERE IS A RISK THAT WE MAY NOT ALWAYS BE ABLE TO OBTAIN THESE COMPONENTS, WHICH COULD PREVENT US FROM FILLING ORDERS ON TIME AND REDUCE OUR SALES

         We purchase some of the raw materials, components and subassemblies included in our products from a limited group of qualified suppliers and do not maintain long-term supply contracts with any of our key suppliers. Some of the components used by OIS are manufactured by a sole vendor, including Foresight Imaging for its prism card and Kodak for its 12 bit camera. In addition, our Arago laser product is manufactured for us by one supplier, LaserMed, Inc. Further, our components are subject to rapid innovation and obsolescence. The discontinuance of the manufacturing of these components may require us to redesign some of the hardware and software used in our products to accommodate a replacement component. While we believe that alternative suppliers could be found for all of our components and products, we cannot assure you that any supplier could be replaced in a timely manner. Any interruption in the supply of key components could materially harm our ability to manufacture our products and our business, financial condition and results of operations.

IN ORDER TO CONTINUE TO SELL OUR PRODUCTS IN FOREIGN MARKETS, WE MUST DEVELOP AND MAINTAIN FOREIGN SALES DISTRIBUTION CHANNELS AND MANAGE POLITICAL AND ECONOMIC INSTABILITY IN FOREIGN MARKETS AND DEAL WITH GOVERNMENTAL QUOTAS AND OTHER REGULATIONS

         A substantial portion of our sales are made in foreign markets. The primary risks to which we are exposed due to our foreign sales are the difficulty and expense of maintaining foreign sales distribution channels, political and economic instability in foreign markets and governmental quotas and other regulations.

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


IF WE CANNOT ADAPT TO TECHNOLOGICAL ADVANCES, OUR PRODUCTS MAY BECOME TECHNOLOGICALLY OBSOLETE AND OUR PRODUCT SALES COULD SIGNIFICANTLY DECLINE


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


IF WE ARE UNABLE TO PROTECT OUR PATENTS AND PROPRIETARY TECHNOLOGY WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY


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

IN OUR BUSINESS, WE COULD BECOME INVOLVED IN PATENT AND INTELLECTUAL PROPERTY LITIGATION, IN WHICH AN ADVERSE DETERMINATION COULD SUBJECT US TO SIGNIFICANT LIABILITIES AND RESTRICT OUR MANUFACTURING RIGHTS

         In the past, we have received allegations that some of our laser and diagnostic products infringe on other patents. There has been significant patent litigation in the medical device industry. Adverse determinations in litigation or other patent proceedings to which we may become a party could subject us to significant legal judgments or other liabilities to third parties and could require us to seek licenses from third parties that may or may not be economically viable. We cannot assure you that any licenses required under these or any other patents or proprietary rights would be available on terms acceptable to us. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around these patents, or we could find that the development, manufacture or sale of products requiring such licenses could be enjoined.

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATION WHICH IMPOSES SIGNIFICANT COSTS ON US AND IF NOT COMPLIED WITH COULD LEAD TO THE ASSESSMENT OF PENALTIES

         Our products are regulated as medical devices by the United States Food & Drug Administration. As such, these devices require either Section 510(k) premarket clearance or approval of a premarket approval application by the FDA prior to commercialization. Satisfaction of regulatory requirements is expensive and may take several years to complete. We cannot assure you that further clinical trials of our medical products or of any future products will be successfully completed or, if they are completed, that any requisite FDA or foreign governmental approvals will be obtained.


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


THE LOSS OF DR. COZEAN OR ANY OF OUR OTHER KEY PROFESSIONALS COULD ADVERSELY AFFECT OUR BUSINESS, INCLUDING OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS


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


THE INTENSE COMPETITION WE FACE COULD RESULT IN REDUCED SALES AND DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS


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

A SUCCESSFUL PRODUCT LIABILITY CLAIM ASSERTED AGAINST US DUE TO A DEFECT IN ONE OF OUR PRODUCTS IN EXCESS OF OUR INSURANCE COVERAGE WOULD HARM OUR BUSINESS

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

THERE IS UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT WHICH IS CRITICAL TO MARKET ACCEPTANCE OF OUR PRODUCTS

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

THE COVERAGE AND SPENDING LIMITATIONS CONTAINED IN HEALTH CARE REFORM PROPOSALS WOULD, IF ADOPTED, REDUCE DEMAND FOR OUR PRODUCTS

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

IF WE EXPERIENCE PROBLEMS WITH YEAR 2000 COMPLIANCE OUR OPERATIONS MAY BE DISRUPTED

         Many existing computer programs use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. As a result, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         We are heavily dependent upon the proper functioning of our own computer and data-dependent systems. This includes, but it not limited to, our support/administrative and operational/production systems. Any failure or malfunctioning on the part of these or other systems could harm our business in ways that we currently do not know and cannot discern, quantify or otherwise anticipate. In addition, if our key vendors experience Year 2000 compliance issues, then our business could be harmed. Due to the interrelated nature of international commerce, if there is a failure in Year 2000 compliance by us or one of our direct or indirect business partners, we could suffer major disruptions in our ability to call on customers, obtain orders from customers, obtain parts from suppliers, manufacture products for sale, ship products to our customers, or receive payment for our sales.

         We have not developed a formal assessment of all potential impacts of the Year 2000. We design, manufacture and sell medical products which contain computer chips and we utilize software developed by other companies. While our engineers are developing new software which they expect to complete by August 1999, there can be no assurance that their efforts will be successful. We rely on external business partners. As such, there can be no assurance that our business will not be negatively affected by Year 2000 problems experienced by these business partners.

Risks Related to this Offering

CHANGES IN REVENUE AND OPERATING RESULTS MAY CAUSE THE MARKET PRICE OF OUR STOCK TO FLUCTUATE, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL
CAPITAL

         Due to the relatively high sales price of our products and low sales unit volume, minor timing differences in receipt of customer orders have produced and could continue to produce significant fluctuations in quarterly results. In addition, if anticipated sales and shipments in any quarter do not occur when expected, expenditures and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially for future quarters, would be adversely affected. Quarterly results may also fluctuate based on a variety of other factors. The important factors which may cause our quarterly results to fluctuate are seasonality and production delays. During the past four fiscal quarters, our net loss has fluctuated from a low of $2.1 million to a high of $11.7 million. Such fluctuations may cause our stock price to decline and adversely affect our ability to raise additional capital.

IF WE ARE UNABLE TO SECURE ADDITIONAL FINANCING IN THE FUTURE, WE WILL HAVE TO DELAY OR HALT OUR PRODUCT DEVELOPMENT PROGRAMS

         In the future, we will require substantial additional funds for research and development programs, preclinical and clinical testing, development of our sales and distribution force, operating expenses, regulatory processes and manufacturing and marketing programs. Our capital requirements may vary, and will depend on both internal and external factors. Internal factors affecting our capital requirements include:

        o       the progress of research and development programs
        o       results of preclinical and clinical testing
        o the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights
        o       developments and changes in our existing research
        o       licensing and other relationships
        o the terms of any new collaborative, licensing and other arrangements that we may establish
        o the amount of legal, accounting and administrative costs incurred in connection with pending litigation

         External factors affecting our capital requirements include:

        o       the time and cost involved in obtaining regulatory approvals

        o       competing technological and market developments

         We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures through the next 12 months. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop internally.

THE VOLATILITY OF OUR STOCK PRICE MAKES THESE SECURITIES RISKY FOR THOSE SEEKING A STABLE INVESTMENT

         The market price of our common stock is very volatile, and our common stock therefore may not be a suitable investment for those who seek stable investment prices over the short or long term. Our common stock was first publicly traded in December 1994 and has had last reported closing sale prices ranging from a low of $1.38 per share in August 1999 to a high of $14.00 per share in May 1997. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including those described elsewhere in this report.

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


A SIGNIFICANT NUMBER OF SHARES ARE ELIGIBLE FOR SALE, AND IF SOLD, THESE SHARES MAY CREATE EXCESS SUPPLY IN THE MARKET CAUSING OUR STOCK PRICE TO DECLINE


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


OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF OUR COMPANY POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER SHARE PRICES

         Our articles of incorporation authorize the issuance of 8,850,000 shares of "blank check" preferred stock, which will have terms as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without shareholder approval, to issue preferred stock with terms which could adversely affect the rights of the holders of the common stock. The preferred stock could also be utilized as a method of discouraging, delaying or preventing a change in control of Premier. This could have the effect of preventing others from seeking to acquire your shares in transactions at premium prices.


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


SHORT SELLING OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE

         If a significant number of shares of common stock which are issued upon conversion of the debentures and payment of interest thereon are then sold in the market, the price of our common stock could be depressed due to the presence of these additional shares in the market. This downward pressure could encourage short sales of common stock by the selling shareholders or others. By increasing the number of shares offered for sale, material amounts of short selling could place further downward pressure on the market price of the common stock.

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


ITEM 3.  LEGAL PROCEEDINGS.

    LEASE LITIGATION


         In February 1999, we were sued by Telephone Real Estate Equity Trust, Inc., a company that had leased office space to EyeSys, under a lease that has now terminated. The case is pending in the District Court of Harris County, Texas. The former lessor contends that EyeSys did not validly exercise its rights to terminate the lease, and that it is therefore liable for approximately $250,000 in damages, which represents the balance of the payments due under the lease. This case is presently in the discovery stage. We intend to vigorously defend this case. A judgment against us in this case could have a material adverse effect on our business.


    OPTICAL FIBER LITIGATION


         In March 1994, we instituted litigation (the "Fiber Litigation") in the U.S. District Court, Central District of California, against Infrared Fiber Systems, Inc., a Delaware corporation ("IFS") which contracted to supply optical fiber to us for our ER:YAG laser. Two of IFS's senior officers are also named as defendants. Our complaint in this matter alleges that IFS and two of its officers made misrepresentations to us and that IFS breached its agreement to supply fibers and warranties concerning the quality of the fiber to be provided. We are seeking damages and an injunction requiring IFS to subcontract the production of optical fiber to a third party, as provided in the supply agreement. In April 1994, IFS filed a general denial and a cross-complaint against us alleging breach of contract and intentional interference with prospective economic advantage, seeking compensatory damages "in excess of $500,000," punitive damages and a judicial declaration that the contract has been terminated and that IFS is free to market its fibers to others. In September 1996, IFS filed a new cross-complaint alleging the same causes of action and seeking substantially the same relief in the Orange County California Superior Court. We have filed an answer to the complaint, denying the allegations and asserting several affirmative defenses. However, if IFS prevails in its claims under its cross complaint, the judgment could have a material adverse effect on our business.


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

         In May 1995, we instituted litigation concerning this dispute in the Orange County, California Superior Court against Coherent, Westinghouse Electric Corporation and an individual employee of Westinghouse who was an officer of IFS from 1986 to 1993, when the events involved in the federal action against IFS took place and while Westinghouse owned a substantial minority interest in IFS. The complaint charges that Coherent conspired with IFS in the wrongful conduct which is the subject of the federal lawsuit described above and interfered with our contracts and relations with IFS and with prospective contracts and advantageous economic relations with third parties. The complaint asserts that Westinghouse is liable for its employee's wrongful acts as an IFS executive while acting within the scope of his employment at Westinghouse. The lawsuit seeks injunctive relief and compensatory damages. In October 1995, the federal action was stayed by order of the court in favor of the California state court action, in which the pleadings have been amended to include all claims asserted by us in the federal action.


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

    SECURITIES CLASS ACTION


         On May 1, 1998, a class action suit (the "Valenti Litigation") was commenced in the United States District of Court for the Central District of California under the federal securities laws on behalf of purchasers of our securities during the period from February 12, 1998 through April 15, 1998. The complaint alleges that Premier and certain of our officers and directors violated the federal securities laws by issuing false and misleading statements and omitting material facts regarding our financial results and operations during such period. Among other things, the complaint alleges that the defendants materially misstated our financial results for the fiscal quarter ended December 31, 1997 by overstating our revenues and profitability. The complaint also alleges that we misstated the nature of our legal and business relationship with a distributor, Henry Schein, Inc. and that as a result of such misstatements, the plaintiff suffered damages as a result of a decrease in the market price of our publicly traded securities.

         After the filing of this complaint, a number of similar complaints were also filed in the United States District Court for the Central District of California, seeking certification as class actions, and covering class periods commencing as early as May 7, 1997. These complaints alleged facts similar to those described above with respect to the Valenti Litigation, as well as allegations that we artificially inflated the price of our outstanding publicly traded securities as a result of misrepresentations relating to the market and prospects for sale of our Centauri ER:YAG laser. The alleged misstatements include statements concerning the expected number of sales for this laser, the number of orders received, the projected market size for the laser and the resulting positive effect on our profitability. All of the above described complaints seek monetary damages in unspecified amounts, together with attorneys fees, interest, costs and related remedies. All of these class action lawsuits have now been consolidated into a single action.


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


         Premier has reached a agreement in principle with lead plaintiffs and their counsel to settle these lawsuits. In exchange for the release of all claims against Premier and its officers and directors, this agreement requires Premier to issue to the defendants an aggregate of 2,250,000 shares of its common stock and requires Premier's insurance carrier would pay $4.6 million in cash. This agreement is not final, however, and is subject to several conditions, including the approval by the court and execution of a final settlement agreement. If for any reason, the proposed settlement is not consummated, and the plaintiffs obtain a judgment, then our business may be adversely affected.

    INVESTIGATIONS AND OTHER MATTERS


         We have been notified that the Securities and Exchange Commission has instituted an investigation concerning matters pertaining to our revenue reporting practices, and related management issues. We are cooperating with the Securities and Exchange Commission in connection with this investigation. This investigation, we believe, generally relates to whether Premier, in Securities and Exchange Commission filings and press releases issued prior to the end of the 1998 fiscal year, properly recognized revenues for transactions occurring during fiscal 1997, and at interim periods in fiscal 1998. To date, the Securities and Exchange Commission has not indicated that it is seeking to impose any penalties on Premier or that it is made any specific findings with respect to our accounting practices. However, the Securities and Exchange Commission is empowered to seek a number of different penalties which if successfully asserted, could materially and adversely affect our business.


         In May 1998, the Nasdaq Stock Market suspended the trading of our securities and notified us that they intended to delist these securities. We appealed this proposed action, and in October 1998 our appeal was granted. Trading of our securities on the Nasdaq Stock Market National Market recommenced on October 22, 1998.


         We are also involved in various disputes and other lawsuits from time to time arising from its normal operations. The litigation process is inherently uncertain and it is possible that the resolution of the IFS litigation, securities class actions, disputes and other lawsuits may have a material adverse effect on our operations and financial condition.


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         Our Class A Common Stock and Class B Warrants are listed on the Nasdaq National Market under the symbols "PLSIA" and "PLSIZ," respectively. At October 5, 1999, the approximate number of holders of record of our Class A Common Stock were 778 and were 30 for our Class B Warrants. We also have outstanding Class E-1 Common Stock and Class E-2 Common Stock, for which there is no market. The number of record holders of Class E-1 and Class E-2 Common Stock at October 5, 1999 was 323. Prior to January 6, 1998, we had Class A Warrants outstanding which were listed on the Nasdaq National Market and the symbol "PLSIW," and "Units," each consisting of one share of Class A Common Stock, one Class A Warrant and one Class B Warrant, were listed on the Nasdaq SmallCap Market. We redeemed the Class A Warrants under the terms of the Warrant Agreement on January 6, 1998, and as a result there have been no outstanding Class A Warrants or Units since that date.


         Trading of our Class A Common Stock and Class B Warrants was suspended by the Nasdaq Stock Market on May 26, 1998, when our former auditors withdrew their audit opinion on the 1997 fiscal year. Trading of our securities on the Nasdaq Stock Market National Market recommenced on October 22, 1998.


         The following table sets forth the price range of the high and low closing sale prices per share of our Class A Common Stock and Class B Warrants for the calendar quarters indicated.




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
  Fourth Quarter(1).....................................         1 7/8       4 7/16          1/8        13/16


1999:
  First Quarter.........................................       1 15/16       4 3/16         5/32          1/2
  Second Quarter .......................................        2 1/16        3 3/8          1/8        11/32
  Third Quarter ........................................         1 3/8            4         1/32         9/32
  Fourth Quarter (through October 5, 1999)..............       2 15/16       3 1/32          1/8          1/8


--------------------

(1) From May 26, 198 to October 22, 1998, the trading in our Class A Common Stock and Class B Warrants was suspended by the Nasdaq Stock Market.


         On May 22, 1998, the last day prior to suspension of trading, the last reported sale price for our Common Stock and Class B Warrants on the Nasdaq National Market was $4 3/16 and $13/16, respectively.

         We have not paid dividends and do not anticipate declaring dividends on our Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


         The following table contains certain selected consolidated financial data of Premier and is qualified by the more detailed financial statements and notes thereto of Premier included herein. The balance sheet and statement of operations data for the periods ended March 31, 1996, 1997, 1998 and 1999 have been derived from our financial statements, audited by Haskell & White LLP, independent accountants. As described in Note 3 to the consolidated financial statements and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," Premier completed several business acquisitions during the two years ended March 31, 1998 and ceased the operations of one subsidiary at the end of the fiscal year ended March 31, 1999. The proforma results of operations resulting from the acquisitions and the effects of the discontinued operations are also described in Note 3. As a result of these acquisitions and ceased operations, statement of operations data and per share data for the historical periods presented may not be indicative of Premier's future results of operations or financial condition . The following information should be read in conjunction with Premier's financial statements and related notes thereto included herein and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.




                                                                     FISCAL YEAR ENDED MARCH 31,
                                                  --------------------------------------------------------------------
                                                    1995           1996           1997           1998           1999
                                                  ---------      ---------      ---------      ---------      --------
                                                                               (RESTATED)      (RESTATED)    (RESTATED)
                                                                             (IN THOUSANDS)
SELECTED STATEMENT OF
OPERATIONS DATA:
   Net sales..............................        $  1,249       $  1,704       $  5,091       $ 10,418      $ 14,037
   Cost of sales..........................           1,298          3,324          3,649         17,942        13,662
                                                  ---------      ---------      ---------      ---------     ---------
   Gross profit (loss)....................             (49)        (1,620)         1,442        (7,524)           375
   Selling and marketing expenses.........           1,036          1,309          2,415          5,398         8,230
   Research and development
    expenses...............................           1,036          1,214          1,563         3,379         4,974
   General and administrative
   expenses...............................           1,747          1,709          2,050          5,461         9,891
   Shareholder litigation settlement
     expense ............................               --             --             --             --         8,082
   Write-off of investment................              --             --            881             --            --
   Termination of strategic alliance
     with IBC.............................              --             --            331             --            --
   In process research and develop-
     ment acquired in acquisitions........              --             --            250         12,800            --
   Asset impairment charges...............              --             --            --             228           241
                                                  ---------      ---------      ---------      ---------     ---------
   Loss from operations...................          (3,868)        (5,852)        (6,048)       (34,790)      (31,043)
   Interest income (expense),  net .......            (322)            99             15          1,073           203
   Extraordinary gains ..................              382             --             --             --            --
                                                  ---------      ---------      ---------      ---------     ---------
   Net loss .............................         $ (3,808)      $ (5,753)      $ (6,033)      $(33,717)     $(30,840)
                                                  =========      =========      =========      =========     =========
SELECTED PER SHARE DATA:
   Loss per share before
      extraordinary  item(1)................      $  (1.59)      $  (1.26)      $  (1.03)      $  (2.95)     $  (2.11)
   Extraordinary gain from
     extinguishment of indebtedness.......             .15             --             --             --            --
                                                  ---------      ---------      ---------      ---------     ---------
   Net loss per share.....................        $  (1.44)      $  (1.26)      $  (1.03)      $  (2.95)     $  (2.11)
                                                  =========      =========      =========      =========     =========
   Weighted average shares
      outstanding(1)(2)....................          2,585          4,557          5,833         11,444        14,601




                                                                  AT MARCH 31,
                                            --------------------------------------------------------
                                              1995       1996       1997        1998         1999
                                              -----      -----      ----        ----         ----
                                                                 (Restated)  (Restated)    (Restated)
SELECTED BALANCE SHEET DATA:
   Cash and cash equivalents............    $ 5,888   $     35     $   174    $  9,723     $    889
   Working capital (deficit)............      6,756      5,818       7,526      19,017       (1,363)
   Total assets.........................     16,884     15,675      18,966      51,421       22,564
   Long-term debt.......................         --         --          --          --           --
   Shareholders' equity.................     15,002     13,797      16,189      34,334       11,411


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


         We currently own 51% of OIS. We are in discussions to acquire the balance of the OIS shares that we do not presently own. No agreements have yet been reached. Given our present 51% ownership interest in OIS, we consolidate the financial position and operations of OIS. Therefore, if the acquisition is consummated, there will not be any impact on our financial position or operations resulting from the consolidation of OIS. However, there will likely be a material impact on our financial position and operations resulting from recording the acquisition purchase price and the related allocation of this purchase price to in-process research and development projects, goodwill, or other intangible assets of OIS. The impact of the potential acquisition on our financial position and operations is not presently determinable as the acquisition purchase price has not been determined and we have not yet analyzed the fair market value of OIS' in-process research and development projects and intangible assets.


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


Results of Operations

     FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31,
1998


         Our net sales increased 35% to $14,037,000 for the year ended March 31, 1999 ("fiscal 1999") from $10,418,000 for the year ended March 31, 1998 ("fiscal 1998"). This increase was primarily attributable to sales of ophthalmic products manufactured both by us, and by our 51%-owned subsidiary, Ophthalmic Imaging Systems, whose sales for fiscal 1999 were $6,300,000. Our fiscal 1998 net sales included only two months of sales by OIS, or $356,000. Sales for EyeSys products were approximately $2,094,000 for fiscal 1999 as compared to $1,037,000 for the last six months of fiscal 1998, following Premier's acquisition of EyeSys in September 1997. Although we believe that market opportunities are very large, and order rates in both eye-care and dental products have recently been increasing, future sales trends will depend in part on whether we are able to establish distributor relationships for our dental and other products. We do not know if we will be able to successfully establish such relationships. Moreover, our ability to fill future orders will depend in part on the availability of components, among other things. We have recently experienced difficulties in obtaining components from some suppliers.

          A portion of our sales are made in foreign markets, principally Argentina, Canada, Italy, Japan and Taiwan. International sales were $1,537,000, or 11% of total sales, in fiscal 1999, as compared to $1,285,000 or 12% of total sales, in fiscal 1998. These sales involve no currency risk, since they are made in U.S. dollars, but do involve a higher collection risk than domestic sales. We attempt to reduce the collection risk of international sales by requiring the customer to provide a letter of credit in certain circumstances, and reviewing each customer's financial stability before extending credit.

          Cost of sales decreased 24% to $13,661,000 in fiscal 1999 from $17,942,000 in fiscal 1998. The majority of the decrease is due to the difference between inventory reserves of $5,704,000 recognized during fiscal 1998 and reserves for additional excess inventory quantities of $2,300,000 recognized during fiscal 1999. Also contributing to the reduction in cost of sales were lower warranty service costs , a decrease in materials scrap expense and a one-time charge to cost of sales of $548,000 relating to the acquisition of obsolete inventories from EyeSys in fiscal 1998. Offsetting this reduction were the inclusion of a full year of OIS cost of sales as well as higher manufacturing expenses associated with excess manufacturing capacity during fiscal 1999. Cost of sales at OIS were $3,738,000 in fiscal 1999 as compared with $243,000 for two months in fiscal 1998.

         Selling and marketing expenses increased 53% to $8,230,000 in fiscal 1999 from $5,398,000 in fiscal 1998. Approximately one-half of the increase was attributable to the selling and marketing expense of OIS which was $1,842,000 in fiscal 1999 as compared to $203,000 for only two months in fiscal 1998. Other factors which contributed to the increase during fiscal 1999 include substantial growth in trade show and advertising expense associated with our dental and ophthalmic product offerings, as well as increased use of professional advisory services.

         Research and development expenses increased 47% to $4,974,000 in fiscal 1999 from $3,379,000 in fiscal 1998. Approximately 58% of the increase was due to the inclusion of research and development expenses of OIS which were $932,000 in fiscal 1999 as compared to $60,000 in the final two months in fiscal 1998. Expenses for professional services included in research and development increased by 166% to $500,426 in fiscal 1999 from $188,046 in fiscal 1998. Expenses for outside services increased 525% to $300,727 in fiscal 1999 from $48,068. Expenses for consulting services increased 146% to $745,136 from $302,185. The balance of the increase was due to increased compensation expense resulting from personnel additions which increased 47% to $1,832,402 in fiscal 1999 from $1,241,931 in fiscal 1998.

         General and administrative expenses increased 81% to $9,892,000 in fiscal 1999 from $5,461,000 in fiscal 1998. Approximately 30% of the increase was attributable to the general and administrative expense of OIS, which was included for only two months in fiscal 1998. Legal fees and accounting fees increased substantially during fiscal 1999 as compared to fiscal 1998, rising by approximately $324,000, and $387,000 respectively. These increases resulted from the resignation of our former auditors and the resulting need to have audits performed for two fiscal years, as well as class action litigation and SEC/Nasdaq inquiries that arose during the quarter ended June 30, 1998. Also contributing to the increases in fiscal 1999 as compared to fiscal 1998, were an increase in our provision for bad debts of $694,000 and an increase in compensation expense of $401,000. Compensation expense was increased due to changes in upper management, where more experienced personnel were hired to focus efforts on core business operating issues. In fiscal 1998, there were $1,813,000 of unusual charges related to acquisitions. These charges did not occur in fiscal 1999.

         We have amended our accounts receivable allowance over time to adjust expected collectibility, given our collection history and the continued aging of specific receivables. At March 31, 1999, our allowance as a percentage of accounts receivable was 60% as a number of balances are in excess of one year old. The following chart reflects period to period changes in our accounts receivable allowances.

                                                March 31,
                                 1999            1998               1997
                           ---------------- ----------------  ----------------
Accounts receivable        $     3,340,075  $     6,177,737   $     1,718,312
Allowance                  $     1,997,158  $     1,224,845   $       613,623
Net accounts
 receivabe                 $     1,342,917  $     4,952,892   $     1,052,312
Allowance as % of
 accounts receivable                    60%              20%               36%

         On November 18, 1998, we reached an agreement in principle with lead plaintiffs and their counsel to settle certain class and derivative action lawsuits which allege violations of the Securities Exchange Act or the California Corporations Code . The plaintiffs seek damages on behalf of classes of investors who purchased our stock between May 7, 1997 and April 15, 1998. Under the terms of the agreement in principle, in exchange for a release of all claims, we would pay 2,250,000 shares of common stock and $4,600,000 in cash. The cash portion of the settlement would be paid by our insurance carrier. Completion of the settlement is subject to the execution of the final settlement agreement, court approval and certain other conditions. In accordance with the terms of the agreement in principle to settle class and derivative actions, we established a reserve during the third quarter of fiscal 1999 for the future issuance of 2,250,000 shares of common stock. The shares were valued at a price of $3.31 per share which was the closing price of our stock on November 18, 1998, the effective date of the proposed settlement agreement. We have included approximately $634,000 of associated legal and professional fees in this reserve for fiscal 1999, but have not included in the reserve approximately $4,600,000 in cash that would be paid by our insurers, as our insurers have deposited the cash portion of the settlement into an escrow account for direct payment to the plaintiffs upon final completion and approval of the settlement agreement.

         In fiscal 1998 we recognized $12,800,000 for in process research and development related to the acquisitions of 51% ownership in OIS and 100% of EyeSys . No business acquisitions have occurred during fiscal 1999.

         In March 1999, the board of directors of Data.Site adopted a plan to discontinue its operations. As a result, we have effectively phased out the operations of Data.Site; therefore, the amortization period of the goodwill originally recorded in the acquisition of our interest in Data.Site was accelerated to reduce the balance of the goodwill to zero as of March 31, 1999. Additionally, we recognized asset impairment charges of $241,000 during the year ended March 31, 1999 related to certain of Data.Site's property and equipment.

         On March 31, 1999, Data.Site laid off all of its employees with the exception of one programmer and its President. The President is responsible for all shut down operations, including the transfer of data back to customers and the sale of assets and intellectual property. The programmer was responsible for keeping the Data.Site system operational until all of the data had been transferred to the appropriate customers. In May 1999, all of Data.Site's operations ceased.

         The only income from Data.Site's operations received by Premier after March 31, 1999 was from the sale of the intellectual property and other assets of Data.Site. Expenses incurred by us after March 31, 1999, have included phones, shipping costs, computer lease costs and salaries.


         Net interest income decreased by 81% to $203,000 for fiscal 1999 as compared to $1,073,000 for fiscal 1998. The decline in interest income reflects a decrease in excess cash flow available for us to invest during fiscal 1999. The decrease in cash flow was primarily due to increased operating expenses and higher working capital requirements.


         Approximately $700,000 of our consolidated losses for fiscal 1999 were attributable to the minority shareholder interest of OIS. However, 100% of this loss was absorbed by us due to the capital deficiency position of OIS.

         As a result of the above factors, we recognized a net loss of $30,841,000 for fiscal 1999, or a $2.11 net loss per share as compared to a net loss of $33,716,000 for fiscal 1998, or a net loss of $2.95 per share.


     FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31,
1997


         Net sales increased 105% to $10,418,000 for fiscal 1998 from $5,091,000 for the year ended March 31, 1997 ("fiscal 1997"). This increase was primarily attributable to an increase in sales to the dental market including sales resulting from the introduction of the Er:YAG laser for cavity preparation and ophthalmic sales from the EyeSys product line during the latter half of fiscal 1998. Dental sales during the last two quarters of fiscal 1998 were adversely affected by an impasse reached with dental distributor Henry Schein, Inc. over the nature of a relationship between the parties initiated with a letter of intent executed in December 1997. We believed that Henry Schein obligated itself to accept an initial shipment of product, and that the relationship was being expanded. Henry Schein subsequently notified us that it did not agree with our understanding of the terms of the relationship. Sales during the last two quarters of fiscal 1997 were also adversely affected by a disruption in our supply of the Arago argon laser and vendor supply problems with our Multi-Operatory Dentalaser argon laser.

         Sales from the United States to customers located in foreign markets were $1,285,000, or 12% of total sales, in fiscal 1998 as compared to $1,273,000, or 25% of total sales, in fiscal 1997.

         Cost of sales increased 392% to $17,942,000 in fiscal 1998 from $3,649,000 in fiscal 1997, due to an increase in sales, additional inventory reserves of $5,704,000 , substantially higher warranty costs, and start-up and training expenses associated with Er:YAG laser and fiber and EyeSys product manufacturing. The additional inventory reserves are primarily associated with excess inventory purchase commitments we made (approximately $2,601,000), reserves recorded for excess, slow-moving, obsolete and off-site inventories (approximately $2,603,000), and merchandise returned by Henry Schein, a distributor of dental equipment and supplies, under a disputed distribution agreement (approximately $500,000). Pursuant to this disputed relationship, we shipped this distributor merchandise with an approximate sales value of $2,400,000, and such merchandise was subsequently returned to us. We did not receive any payments in connection with this transaction and we have terminated this business relationship. A significant portion of the reserves recorded for purchase commitments and excess inventories related to products manufactured and components ordered in anticipation of filling orders for distribution by Henry Schein. Additionally, we recorded a one-time charge to cost of sales amounting to $548,000 that related to obsolete inventories that we acquired from EyeSys in fiscal 1998.

         Selling and marketing expenses increased 124% to $5,398,000 in fiscal 1998 from $2,415,000 in fiscal 1997. This increase was primarily attributable to significant increases in marketing personnel, introduction of the Er:YAG laser, increased commissions and associated selling expenses, and from consolidation of the expenses of new subsidiaries.

         Research and development expenses increased 116% to $3,379,000 in fiscal 1998 from $1,563,000 in fiscal 1997. This increase resulted primarily from increases in Premier's research and development personnel, an additional $510,000 of clinical trial costs and associated samples, travel expenditures for Premier and EyeSys, and $710,000 of expense for all other new subsidiaries. The expense in fiscal 1997 was offset by a $450,000 payment received by Premier under a Small Business Innovative Research grant. We also recognized $225,000 and $190,000 as a research and development expense from the issuance of stock options to clinical evaluators and medical directors in fiscal 1998 and fiscal 1997 respectively.

         General and administrative expenses increased 166% to $5,461,000 in fiscal 1998 from $2,050,000 in fiscal 1997. This increase was partially due to $459,000 of expenses from new subsidiaries, $400,000 for litigation expense related to a supply agreement for optical fibers, and $250,000 for issuance of stock options. We also recorded nonrecurring general and administrative expenses that were associated with our acquisition of EyeSys and OIS in fiscal 1998. Such costs included salaries and travel related expenses associated with the individuals responsible for the transition and integration of the Eyesys business ($830,000), related to moving and storage costs ($183,000) and other costs ($200,000). In addition, subsequent to the closing of the EyeSys acquisition, we determined that certain adjustments were required to properly reflect the EyeSys opening balance sheet. Accordingly, we recorded general and administrative expenses of $350,000 that related to license fees previously received by EyeSys for which we believe it is probable that such fees will be contested, and $250,000 that related to receivables acquired from EyeSys that we consider to be uncollectible.


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


         In fiscal 1998, Premier expensed $12,800,000 for in process research and development related to the acquisitions of 51% ownership in OIS and 100% of EyeSys. In connection with the EyeSys acquisition, Premier obtained an independent third-party appraisal which estimated the value of the purchased in-process research and development to be $10,200,000 as of the acquisition date. In connection with the acquisition of a majority interest in OIS, Premier's management estimated the value of the purchased in-process research and development as of the acquisition date to be $2,600,000.

         In connection with the acquisition of EyeSys Technologies, Inc., we acquired the following projects: (i) the System 2000 v.4; (ii) the 20/20 Handheld Topographer; (iii) the Innovative Corneal Topography Checkerboard; and
(iv) Spatial Resolved Refractometry. There were three other projects under way at EyeSys which were based on technologies we elected not to pursue. In connection with the acquisition of a majority interest in OIS, we acquired the following projects: (i) future angiography projects to upgrade the existing WinStation product line; (ii) a Glaucoma-Scope(R) modification project; (iii) a reading center project; and (iv) a Digital Fundus Imager project. When these projects were acquired, discounted cash flow analyses were performed by management to place values on these projects. The analyses were each done as a group and did not place values on each individual project.

         The System 2000 v.4 project was designed to produce a follow-on product to the then existing System 2000 product. At the date we acquired EyeSys, the project was in the final testing and product release preparation stage. Continued testing, software duplication and documentation were needed to complete the project. At the acquisition date, we expected to complete this project and introduce the follow-on version of the System 2000 in early 1998. The project was actually completed and new product was shipped in January 1998.

         The 20/20 Handheld Topographer project was designed to produce a handheld device to complement the System 2000. At the time we acquired EyeSys, this project was in the prototyping phase. Tooling was under construction. In order to complete the project, we needed to develop the required software, finish product testing and transfer the product to manufacturing. At the time of acquisition, we expected to complete this work toward the end of calendar year 1997 and ship product in early 1998. The project was actually completed in February 1998 and the first product was shipped in March 1998.

         The Innovative Corneal Topography Checkerboard project was designed to produce a better way of performing corneal topography. At the time we acquired EyeSys, this project was an ongoing research and development effort. Most of the algorithms for checker detection and twist angle display had been developed. Some early clinical trials had also been conducted. At the time of the acquisition of EyeSys, this project was considered basic research. No specific time frame had been established for the completion of the project and no specific product had been designed which would incorporate the technology under development. Subsequent to the acquisition, we have continued the development of this technology. It has been combined with the Spatial Resolved Refractometry project discussed below, and both of these technologies will be incorporated into a product that we expect to introduce in the spring of 2000.

         The Spatial Resolved Refractometry project was designed to develop a new type of instrument to assess total eye refraction error spatially. At the time of the acquisition of EyeSys, significant simulation and breadboard level prototyping had been completed. This project also did not have a specific time frame for completion, nor had a specific product been designed around this project. Subsequent to the acquisition, we have continued to develop this technology and have combined it with the Innovative Corneal Topography Checkerboard project described above. Both of these technologies will be incorporated into a product that we expect to introduce in the spring of 2000.

         The angiography projects that we acquired in the OIS acquisition were designed to provide upgrades to the existing OIS line of digital imaging systems. The upgrades included a transition to the Windows NT operating system and an upgrade from an 8-bit to a 12-bit camera to provide improved contrast for enhanced image quality. At the time of the acquisition, alpha site testing was underway. There remained to be completed beta site testing and release of the project to manufacturing. The expected date of completion of the project was the first quarter of calendar year 1998. Development efforts were actually completed in the second quarter of 1998. We had expected to introduce products incorporating these development efforts in the first quarter of 1998. These products were actually introduced in the second quarter of 1998.

         The Glaucoma-Scope project acquired in the OIS acquisition was designed to enhance and improve the existing OIS Glaucoma-Scope product. At the acquisition date, analysis, software development and clinical testing were underway. It was expected that these development efforts would be completed in the fourth quarter of calendar year 1998 and that the new product would be introduced in the second quarter of 1999. In late 1998, OIS elected not to pursue these efforts due to resource constraints and the market's continuing concerns regarding Medicare reimbursement for procedures that would be performed using this equipment.

         The Reading Center project acquired in the OIS acquisition was designed to provide documentation services for electronically transmitted digital images acquired at remote locations. At the time of the acquisition, software development was underway. Development efforts were expected to be completed in the fourth quarter of calendar year 1998, and the concept was scheduled to be introduced at the Annual Fall Meeting of the American Academy of Ophthalmology in 1998. During the OIS fiscal year ended August 1998, OIS redefined the scope and significantly down scaled the operation of its Reading Center to support research and development efforts surrounding existing OIS products. OIS has recently discontinued the operation of the Reading Center due to market acceptance reasons.

         Neither Premier nor OIS has a project cost accounting system. As such, we are unable to provide specific information as to the timing and amount of spending for each specific project. These projects have been developed by the research and development teams of the respective companies without regard to the segregation of specific projects from each other.

         When we acquired EyeSys, we acquired several patents in countries outside the United States covering the use of Absolute Scale for Corneal Topography. These patents expire in 2012. We also acquired a United States patent covering a Method and Apparatus for Variable Block Size Interpolative Coding of Images. This patent expires in 2013. We also acquired a pending United States patent covering a Method of Corneal Analysis Using a Checkerboard Placido Apparatus. This patent has subsequently been granted and it will expire in 2016. We also acquired patents pending in countries outside the United States covering a Multicamera Corneal Analysis System. These patents are still pending. The entire patent portfolio of EyeSys was valued at $2,600,000 and was capitalized at the time of acquisition.

        In connection with the acquisitions of EyeSys and OIS we capitalized goodwill of $400,000 and $2,600,000 and established an initial life of five years. Our estimate of the useful life is based on factors such as the relative development stage of in-process projects acquired, the potential for technological obsolescence, and industry competition.

         We commenced our integration efforts relating to EyeSys in October 1997 following the acquisition and largely completed the integration by the end of fiscal 1998. Because we have not yet been able to acquire the remaining ownership interest in OIS, we did not begin integrating OIS operations until the end of fiscal 1999.

         During fiscal 1998, and subsequent to the EyeSys acquisition closing date, we determined that certain fixed assets acquired from EyeSys were obsolete. Accordingly, we recorded an asset impairment charge of $228,000 related to these fixed assets.

         Approximately $180,000 of losses were attributable to the minority shareholder interest of OIS for fiscal 1998. However 100% of the loss was absorbed by Premier due to the capital deficiency position of OIS. Losses attributable to the minority shareholder of Data.Site were $349,000 and $60,000 for fiscal 1998 and 1997. However, Premier absorbed 100% of these losses due to the capital deficiency position of Data.Site.

         In summary, the operating results for 1998 were negatively impacted by $12,800,000 of in process research and development charges,$5,704,000 of inventory write-downs, $1,100,000 of warranty cost, $480,000 of non-cash stock option expense, bad debt expense of $385,000, and litigation costs of $400,000.


     LIQUIDITY AND CAPITAL RESOURCES


         Our operations have been financed through the proceeds from the sale of our equity securities, including an initial public offering in December 1994, and a secondary public offering in October 1996, the exercise of publicly traded warrants and stock options, revenues from operations, and proceeds from a Small Business Innovative Research Grant. Further, in May of 1999, we received $2.5 million in gross proceeds from a private offering and sale of convertible debentures and will receive an additional $1.5 million in gross proceeds from this financing upon the effectiveness of a registration statement on Form S-1 which has been filed with the SEC. The net proceeds of this financing will be used for working capital requirements. In connection with this financing, we granted to the lenders a security interest in substantially all of our assets, including without limitation our patents and other intellectual property.


         Our principal capital requirements include the financing of inventory, accounts receivable, research and development activities, the development of ophthalmic, dental and surgical sales forces, the development of marketing programs and the acquisition and/or licensing of patents.


         At June 30, 1999, we had unrestricted cash and short-term investments of $1,016,000 and working capital of $939,000 as compared to $889,000 of unrestricted cash and short-term investments and a working capital deficit of $1,363,000 at March 31, 1999. The improvement in our cash and working capital positions is primarily the result of the $2 million of funds received in May 1999 combined with our efforts to control costs and manage cash flow.


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


         We do not have, and are not currently seeking, a credit facility to replace our former credit agreement which expired in September 1998. Until we achieve sustainable profitability and positive cash flow through increased sales and cost containment, we remain dependent upon our ability to obtain outside financing through the issuance of either debt or equity instruments. Our ability to meet our working capital needs through the remainder of fiscal 2000 and thereafter will depend on our ability to achieve sales targets, profitability and a positive cash flow from operations. We cannot assure you, however, that we will be able to achieve sales targets, profitable operations or a positive cash flow from operations.

          Should the projected level of sales and profitability not materialize, we will experience a shortfall in cash flow from operations and will have to seek outside sources of liquidity to fund our operations. These sources could include additions to long term debt, new bank or other short-term debt, or equity financing. To date, we have not commenced the exploration of these alternatives.

          If we find that we need additional capital and we are unable to raise funds from the possible sources listed above, we may be able to extend the period for which available funds would be adequate by deferring the introduction of various products and otherwise scaling back operations. If we are unable to generate the required funds, our ability to meet our obligations and to continue our operations would be adversely affected. Failure to generate required resources and to achieve sustainable profitability would have an adverse affect on our financial position, results of operations, cash flows and prospects.

          As disclosed in Note 10 to the Consolidated Financial Statements, we raised $4 million in gross proceeds from a private offering of convertible debentures in May 1999, of which $2.5 million has been funded. The remaining $1.5 million becomes available to us upon the effectiveness of a registration statement on Form S-1 which has been filed with the SEC. Based on our projections of sales, cost of sales and expenses and expected manufacturing efficiencies due to our assumption of the manufacturing of OIS's product, we believe that once we are able to draw the $1.5 million balance from this offering, we will have sufficient working capital for the balance of fiscal 2000. It should be noted however, that our projections involve significantly higher levels of sales than have been experienced in the past. Although we believe that these sales levels are achievable due to the expected introduction of six new products in the third and fourth calendar quarters of 1999, these sales levels will be dependent on many circumstances outside our control, including whether these new products will be accepted by the market, and the availability of components to manufacture these products.

         Furthermore, any significant uninsured settlement or judgment associated with the class action litigation would materially adversely affect our ability to satisfy our working capital requirements. If additional capital is required, we would consider several financing alternatives including the issuance of securities, licensing of technology and marketing rights, and/or bank financing. We cannot assure you that we would be successful in obtaining additional financing.

         At March 31, 1999, we had net operating loss carry forward for federal income tax purposes totaling approximately $55 million which will begin to expire in fiscal 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forward available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of our net operating loss carry forward to offset future income may be limited.

     GOVERNMENT GRANTS


         We have been awarded a Small Business Innovative Research grant for approximately $750,000 for the study of laser cataract emulsification. Substantially all of this grant has been drawn for such purposes. The remaining $50,000 of the grant can be drawn upon the achievement of specified criteria.


     YEAR 2000 ISSUES


         We are currently in the final phase of identifying and evaluating the potential impacts of the Year 2000 on our systems. We are evaluating the following issues:

o         State of readiness

o         Costs to address Year 2000 issues

o         Risk assessment

o         Contingency plan

         The following is a description of the process we have established and which we intend to follow to minimize our Year 2000 risk exposure:

         State of readiness. In September 1998, we upgraded our accounting system to a release that is Year 2000 compliant. In addition, we have sent out letters to substantially all of our suppliers requesting assurances of Year 2000 compliance. We have received from a majority of these suppliers written assurances of compliance. In addition, from our major vendors and business partners, we have received documentation in the form of information published on websites stating that their systems are either Year 2000 compliant or that their systems will be Year 2000 compliant by the end of the third quarter of 1999, with the exception of one vendor that has assured us of its compliance by November 1999.

          Cost to address Year 2000 issues. To date we have expended approximately $75,000 in connection with our evaluation and upgrades of systems and approximately $5,000 in contacting our vendors and suppliers to ensure compliance. These costs are included in selling, general and administrative expense in our consolidated statements of operations. All costs related to Year 2000 issues are paid from cash flows from operations.

          We anticipate that future expenditures for necessary remediation of which we are not yet aware and for implementation of additional contingency plans will cost between $30,000 and $200,000. These expenditures will be recorded as operating expense as incurred.

          Risk assessment. Based on the findings of our engineers, we believe that the impact of Year 2000 issues on our internal operations will be minimal. Our laser products are not date sensitive. Some of our diagnostic products contain date sensitive databases, however, the costs of software modification are not expected to be material.

          We have had difficulty estimating the impact of Year 2000 noncompliance by outside parties with whom we transact business. We are currently in the process of surveying our vendors and suppliers to ascertain their Year 2000 readiness. Because we have not yet completed this survey, we are not in a position at this time accurately to ascertain the degree of compliance by vendors and suppliers with whom we conduct business.

          Contingency plan. Because we have not completed our testing and assessment procedures, we have not developed any plans for likely scenarios involving Year 2000 failures. If, when testing and assessment is complete, it appears reasonably likely that such a Year 2000 failure may occur, management intends to develop appropriate plans to deal with such contingencies. If we are unsuccessful in developing or implementing a plan to correct possible Year 2000 failures, or if we fail properly to anticipate a Year 2000 failure in our technology, we may experience disruptions in our operations. Our one vendor who will not be compliant until November 1999 can be easily replaced. Our projections of the most serious disruptions which could occur include:

     o the loss of approximately two months' net revenue of $4,000,000 if we experience difficulties in obtaining components and products from our suppliers who are experiencing disruptions due to Year 2000 risks, resulting in the loss of sales because of failure to ship products on a timely basis. We would, however, expect eventually to be able to recover a significant portion of this revenue once measures were implemented to correct problems resulting from the Year 2000.

     o the inability to collect receivables if any of the accounting systems of our customers experience a Year 2000 failure.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The financial statements and supplementary data required by this item are included in Part IV, Item 14 of this Form 10- K/A and are presented beginning on page F-1.


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

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.


         Our directors and executive officers and their ages as of October 5, 1999 are as follows:




                 NAME                      Age                    Position
                 ----                      ---                    --------
Colette Cozean, Ph.D.(1)...............    41    Chairman, Chief Executive Officer(1), President
                                                 and Director of Research
Robert V. Mahoney......................    57    Vice President, Finance and Chief Financial Officer
Tom Hazen..............................    57    Executive Vice President, Operations
Judith A. McCall.......................    59    Vice President, Human Resources, Administration and
                                                 Special Projects and Secretary
Jeffrey A. Anderson....................    33    Vice President, Regulatory Affairs and Quality Assurance
Lawrence D. Ashcroft(2)(3).............    70    Director
Patrick J. Day.........................    72    Director
Fredric J. Feldman, Ph.D.(2)(3)........    59    Director
John Hunkeler, M.D., F.A.C.S.(2).......    57    Director
G. Lynn Powell, D.D.S.(2)..............    58    Director
Lewis H Stanton(3).....................    45    Director
----------------------------

(1) We are presently in the process of seeking additional management personnel, including a new Chief Executive Officer. Under our current plans, if we are able to hire a new Chief Executive Officer, Dr. Cozean will retain her position as Director of Research and Chairman.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.


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

         ROBERT V. MAHONEY joined Premier in December 1998 as the Chief Accounting Officer, and became Chief Financial Officer and Executive Vice President-Finance in January 1999. Before then and since February 1997, Mr. Mahoney served as Director, Strategy and New Ventures of Tandem Computers, Inc. >From August 1996 until November 1996, Mr. Mahoney was an employee of Superstill Technology, Inc. Before his employment at Superstill Technology, from January 1996 until July 1996, Mr. Mahoney served as the Chief Financial Officer and Senior Vice President, Finance of Interactive Network, Inc. Mr. Mahoney received a MBA from Stanford University and holds a B.S. in Public Policy from the United States Air Force Academy.


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


         LEWIS H. STANTON joined the board of directors in December 1998. He is currently the Chief Financial Officer and Executive Vice President of University Access, Inc., a position he has held since August 1999. Mr. Stanton was the Executive Vice President, Chief Operating Officer and Chief Financial Officer of MAI Systems Corporation . From 1996 until he joined MAI Systems in 1997, Mr. Stanton was the President of Stanton & Associates, a consulting company. From September 1996 until January 1997, Mr. Stanton served as acting Chief Executive Officer of Worldwide Networks, Inc., an Internet access provider. From 1988 until 1996, Mr. Stanton served as Chief Financial Officer of Data Analysis Inc., the parent company of Investor's Business Daily, a national daily newspaper; William O'Neal & Co. Inc., an institutional research firm and database company; and other companies. From 1976 until 1988, Mr. Stanton was with the international accounting firm Arthur Andersen & Co., specializing in financial services. Mr. Stanton is a member of the AICPA and was chair of the California Society of CPAs, Los Angeles, Members in Industry Committee for four years.


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


ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE


         The following table sets forth information concerning compensation paid to our Chief Executive Officer and each other executive officer who received an annual salary and bonus of more than $100,000 for services rendered to us during the fiscal year ended March 31, 1999.


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
President, Operations
---------------------


(1) Excludes perquisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which in the aggregate, for each of the named persons did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for the person shown above.
(2) Represents $32,500 of premiums incurred by Premier for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance of $6,450.
(3) Represents $5,000 of premiums paid by us for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance of $11,704.
(4) Represents $27,500 of premiums paid by us for a split-dollar life insurance policy in the amount of $2 million on the life of Dr. Cozean and an auto allowance of $4,800.

Employment Contracts

         Dr. Cozean and Mr. Hazen are employed pursuant to arrangements which provide for severance payments upon the termination of their employment. Under these arrangements, Dr. Cozean would presently be entitled to a severance payment of approximately $83,334 upon termination of employment, and Mr. Hazen would be entitled to approximately $37,500 upon termination of his employment. These employment arrangements are otherwise "at will" arrangements.

         Dr. Cozean and Mr. Hazen have also entered into Termination Agreements with the Company, under which they would be paid an amount equal to two times his or her highest annual cash compensation during the preceding three calendar years if, following a change in control of the Company, their employment was terminated other than for cause, their pay, bonus, title or responsibilities was reduced or other adverse employment actions were taken. For purposes of this Agreement, a change in control includes among other things the acquisition by any person of 25% or more of the voting power of the Company's outstanding securities, there is a change in the composition of the majority of the members of the Board of Directors under circumstances described in the agreement, or the Company ceases to exist following a merger or consolidation.

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

         Based on its review of all of the factors described above, the Committee has determined that salaries for the Company's executive officers will be maintained at their fiscal 1999 levels except that Jeff Anderson, our VP, Regulatory Affairs and Quality Assurance, received a 33% raise and Judy McCall, our Vice President, Human Resources, Administration and Special Projects and Secretary received an 18% raise. All amounts paid or accrued during fiscal 1999 under the above described plans and programs are included in the tables above.


 COMPENSATION COMMITTEE:

Fredric J. Feldman, Ph.D., Chairman
Lawrence D. Ashcroft
John D. Hunkeler, M.D., F.A.C.S.
G. Lynn Powell, D.D.S.

COMPARISON OF CUMULATIVE TOTAL RETURN ON ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS




                    [Data below represented as a graph here]






                                                               FISCAL YEAR ENDING

------------------------------------------------------------------------------------------------------------------------
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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


           The following table sets forth certain information as of June 25, 1999, regarding the beneficial ownership of Premier's Common Stock by: (i) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. The following table treats the Common Stock, the Class E-1 Common Stock and the Class E-2 Common Stock as a single class.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         On April 3, 1999, our board of directors extended the expiration date of an option to purchase 4,522 shares of common stock until April 22, 2000. On August 27, 1999, the board of directors extended the expiration date of options to purchase 101,500 shares of common stock until October 22, 2000. The options had previously been granted to T. Daniel Caruso and were subsequently inherited by his widow.

         In January 1999, we granted options to purchase 40,000 shares of common stock to four newly elected directors: Mr. Ashcroft, Dr. Feldman, Dr. Hunkeler and Mr. Stanton. All of these options vest over four years beginning on March 31, 1999. These options have an exercise price of $2.00 per share, the fair market value of our common stock on the date of grant. In January 1999, we also granted an option to purchase 225,000 shares of common stock to Mr. Robert Mahoney, our Chief Financial Officer. This option has an exercise price of $1.906 per share, the fair market value on the date of the grant.


         In fiscal 1998, we issued options to purchase the following numbers of shares to our directors: (1) Colette Cozean - 1,000,000 shares vesting over 5 years; (2) Patrick J. Day, Grace Ching - Hsin Lin, G. Lynn Powell, and E. Donald Shapiro - 40,000 shares each vesting over 4 years. All of these options have an exercise price of $7.98 per share, the fair market value of our common stock on the date of grant. In addition to the above, Mr. Shapiro and Dr. Powell were each granted options to purchase 30,000 shares at $10.31 per share vesting over 3 years in connection with services rendered by them. All of the above options have a term of ten years.


         In fiscal 1997 we issued options to purchase the following numbers of shares to our officers and directors: (1) Colette Cozean--217,500 shares, vesting over 3 years; (2) each of Patrick J. Day, Grace Lin and E. Donald Shapiro--40,000 shares vesting over 4 years; (3) G. Lynn Powell--62,500 shares vesting over 8 years; (4) Michael Hiebert--72,000 shares vesting over 4 years; and (5) Judith McCall--60,000 shares vesting over 3 years. All of these options had an exercise price of $6.125 per share.

         On February 21, 1998, the board of directors extended the terms of two warrants which it had previously granted to Patrick J. Day, one of our directors, as follows:

         Before our initial public offering in 1994, we issued to Mr. Day a warrant to purchase 9,044 shares of Class A Common Stock, 8,008 shares of Class E-1 Common Stock and 8,008 shares of Class E-2 Common Stock at an aggregate exercise price of $100,000. This warrant initially provided for an expiration date of August 7, 1996. The board extended the expiration of this warrant on May 20, 1996 until March 31, 1997, again on February 21, 1997 until March 31, 1998, and again in February 1998 until August 7, 2000.

         We have also previously granted to Mr. Day another warrant to purchase 9,948 shares of Class A Common Stock, 8,008 shares of Class E-1 Common Stock and 8,008 shares of Class E-2 Common Stock at an aggregate exercise price of $9,948. This warrant initially provided for an expiration date of April 26, 1998. In February 1998, the board extended the term of this warrant for an additional two years expiring on April 26, 2000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                                                                                                             Page in
                                                                                                         Annual Report
                                                                                                       on Form 10-K/A
                                                                                                         ------------
         (a)      The following documents are filed as part of this Annual
                  Report on Form 10-K/A .

                  (1)      Report of Haskell & White LLP, Independent Auditors................................. F-2

                           Consolidated Balance Sheets at March 31, 1999 (restated) and 1998 (restated).........F-3

                           Consolidated Statements of Operations and Comprehensive Loss
                           for the Years Ended March 31, 1999, (restated) 1998 (restated) and 1997 (restated)...F-4

                           Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, (restated) 1998 (restated) and 1997 (restated).................F-5

                           Consolidated Statements of Cash Flows for the Years Ended
                           March 31, 1999 (restated), 1998 (restated) and 1997 (restated).......................F-7

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

                  (3)      Exhibits (numbered in accordance with Item 601 of
                           Regulation S-K)...................................................................... 48


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

    10.28 Secured Convertible Debenture Purchase Agreement dated May 17, 1999 between the Registrant and the investors signatory thereto.

    10.29 Registration Rights Agreement dated May 17, 1999 between the Registrant and the investors signatory thereto.

    10.30 Warrant dated May 17, 1999 issued by the Registrant to certain investors.

    10.31 Intellectual Property Security Agreement dated May 17, 1999 between the Registrant and the secured parties signatory thereto.

    10.32 Security Agreement dated May 17, 1999 between the Registrant and the secured parties signatory thereto.

    10.33 Form of 6% Secured Convertible Debenture dated May 17, 1999 issued by the Registrant to certain investors.

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


     23.2     Consent of Eisenhauer & Co.*


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

Exhibit
-------

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

    10.28 Secured Convertible Debenture Purchase Agreement dated May 17, 1999 between the Registrant and the investors signatory thereto.

    10.29 Registration Rights Agreement dated May 17, 1999 between the Registrant and the investors signatory thereto.

    10.30 Warrant dated May 17, 1999 issued by the Registrant to certain investors.

    10.31 Intellectual Property Security Agreement dated May 17, 1999 between the Registrant and the secured parties signatory thereto.

    10.32 Security Agreement dated May 17, 1999 between the Registrant and the secured parties signatory thereto.

    10.33 Form of 6% Secured Convertible Debenture dated May 17, 1999 issued by the Registrant to certain investors.

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

     23.2     Consent of Eisenhauer & Co.*

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


                                        PREMIER LASER SYSTEMS, INC.

                                       INDEX TO FINANCIAL STATEMENTS




                                                                                                            PAGE
                                                                                                            ----

Report of Haskell & White LLP, Independent Auditors                                                          F-2

Consolidated Balance Sheets at March 31, 1999 (Restated) and 1998 (Restated)                                 F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended March 31,
   1999 (Restated), 1998 (Restated), and 1997 (Restated)                                                     F-4

Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 1999 (Restated),
   1998 (Restated), and 1997 (Restated)                                                                      F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 1999 (Restated), 1998
   (Restated), and 1997 (Restated)                                                                           F-7

Notes to Consolidated Financial Statements                                                                   F-8


                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Shareholders
Premier Laser Systems, Inc.

We have audited the accompanying consolidated balance sheets of Premier Laser Systems, Inc. (the Company) as of March 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial schedule of valuation and qualifying accounts for each of the years ended March 31, 1999, 1998 and 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 2, the Company has restated its previously issued 1999, 1998 and 1997 consolidated financial statements.

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



                               HASKELL & WHITE LLP

Newport Beach, California
  June 9, 1999, except for Notes 2, 3 and 8, as to which the date is October 4, 1999


                                           PREMIER LASER SYSTEMS, INC.

                                           CONSOLIDATED BALANCE SHEETS
                                                                                                        MARCH 31,
                                                                                              -------------------------------
                                                                                                  1999              1998
                                                                                              -------------     -------------
                                                                                               (RESTATED)        (RESTATED)
                                        ASSETS
                         -------------------------------------
Current assets:
     Cash and cash equivalents                                                                $    888,767      $  9,722,514
     Short-term investments                                                                           --           9,666,918
     Restricted cash                                                                                50,000         2,150,000
     Accounts receivable, net of allowance for doubtful accounts and sales
       returns of $1,997,158 and $1,224,845, respectively                                        1,342,917         4,952,892
     Inventories, net                                                                            6,977,104         7,083,526
     Prepaid expenses and other current assets                                                     531,459         2,528,996
                                                                                              -------------     -------------
              Total current assets                                                               9,790,247        36,104,846
Property and equipment, net                                                                      1,473,420         1,778,423
Intangible assets, net                                                                          11,278,560        13,104,006
Other assets                                                                                        21,953           434,300
                                                                                              -------------     -------------
              Total assets                                                                    $ 22,564,180      $ 51,421,575
                                                                                              =============     =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         -------------------------------------

Current liabilities:
     Accounts payable                                                                         $  3,802,606      $  6,536,044
     Line of credit                                                                                 70,470         2,068,163
     Accrued compensation and related costs                                                        968,969           964,691
     Accrued acquisition costs                                                                   1,074,067         2,080,184
     Accrued purchase commitments                                                                1,180,050         2,600,828
     Accrued warranty                                                                              739,298           822,401
     Due to joint venture partner                                                                  549,194              --
     Unearned revenue                                                                              678,085           461,832
     Other accrued liabilities                                                                   2,090,307         1,553,916
                                                                                              -------------     -------------
              Total current liabilities                                                         11,153,046        17,088,059
                                                                                              -------------     -------------

Commitments and contingencies (Notes 5, 6, 9, and 10)

Shareholders' equity:
     Preferred stock, no par value:
       Authorized shares - 8,850,000
         Issued and outstanding shares--none
     Common stock, Class A, no par value:
       Authorized shares--35,600,000
         Issued and outstanding shares--16,859,355 including 2,250,000 subject to issuance for shareholder litigation settlement at
           March 31, 1999, and 14,546,498 at March 31, 1998                                     89,354,340        81,436,013
     Common stock, Class E-1, no par value:
       Authorized shares--2,200,000
         Issued and outstanding shares--1,257,461 at March 31, 1999
           and 1998                                                                              4,769,878         4,769,878
     Common stock, Class E-2, no par value:
       Authorized shares--2,200,000
         Issued and outstanding shares--1,257,461 at March 31, 1999
           and 1998                                                                              4,769,878         4,769,878
     Warrants and options                                                                        1,723,842         1,723,842
     Accumulated deficit                                                                       (89,206,804)      (58,366,095)
                                                                                              -------------     -------------
              Total shareholders' equity                                                        11,411,134        34,333,516
                                                                                              -------------     -------------
              Total liabilities and shareholders' equity                                      $ 22,564,180      $ 51,421,575
                                                                                              =============     =============

                             See accompanying notes.


                                           PREMIER LASER SYSTEMS, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                   YEAR ENDED MARCH 31,
                                                                  ------------------------------------------------------
                                                                       1999                1998                1997
                                                                  --------------      --------------      --------------
                                                                    (RESTATED)          (RESTATED)          (RESTATED)
Net sales                                                         $  14,036,951       $  10,417,841       $   5,090,861
Cost of sales                                                        13,661,526          17,942,290           3,648,539
                                                                  --------------      --------------      --------------
                  Gross profit (loss)                                   375,425          (7,524,449)          1,442,322
Selling and marketing expenses                                        8,229,967           5,398,162           2,415,010
Research and development expenses                                     4,974,470           3,378,600           1,563,228
General and administrative expenses                                   9,891,899           5,460,606           2,050,184
Shareholder litigation settlement expenses                            8,081,770                  --                  --
Write off of investment in Mattan Corporation                                --                  --             881,010
Termination of strategic alliance with IBC                                   --                  --             331,740
In process research and development acquired in
         connection with business acquisitions                               --          12,800,000             250,000
Asset impairment charges                                                240,905             228,000                  --
                                                                  --------------      --------------      --------------
                  Loss from operations                              (31,043,586)        (34,789,817)         (6,048,850)
Interest income (expense), net                                          202,877           1,073,493              15,493
                                                                  --------------      --------------      --------------
Net loss                                                            (30,840,709)        (33,716,324)         (6,033,357)
Items of other comprehensive income (loss)                                   --                  --                  --
                                                                  --------------      --------------      --------------
Comprehensive loss                                                $ (30,840,709)      $ (33,716,324)      $  (6,033,357)
                                                                  ==============      ==============      ==============
Basic and diluted net loss per share
                  Net loss per share                              $       (2.11)      $       (2.95)      $       (1.03)
                                                                  ==============      ==============      ==============
Weighted average number of shares used in
     computation of basic and diluted net loss
     per share                                                       14,601,294          11,444,123           5,833,326
                                                                  ==============      ==============      ==============

                             See accompanying notes.

                                                   PREMIER LASER SYSTEMS, INC.

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             FOR THE YEARS ENDED MARCH 31, 1999 (RESTATED), 1998 (RESTATED), AND 1997 (RESTATED)


                                            COMMON STOCK             COMMON STOCK               COMMON STOCK
                                              CLASS A                  CLASS E-1                  CLASS E-2
                                    --------------------------- --------------------------- ---------------------------   CLASS A
                                       SHARES         AMOUNT       SHARES        AMOUNT        SHARES        AMOUNT       WARRANTS
                                    ------------- ------------- ------------- ------------- ------------- ------------- ------------
Balance at March 31, 1996              4,702,203  $ 16,317,376     1,256,818  $  4,769,878     1,256,818  $  4,769,878  $ 2,321,057
    Common stock and B warrants
      issued in connection with
      secondary public offering        2,403,500     9,363,298            --            --            --            --           --
    Common stock issued in connection
      with the formation of the
      Data.Site joint venture            159,787     1,200,000            --            --            --            --           --
    Exercise of stock options and
      warrants                            48,351       249,774           360            --           360            --      (25,729)
    Stock options issued to Advisory
      Board members, clinical
      evaluators, medical directors,
      and other consultants                   --       190,001            --            --            --            --           --
    Decrease in unrealized holding gain
      on short-term investments               --            --            --            --            --            --           --
    Net loss for the year (restated)          --            --            --            --            --            --           --
                                    ------------- ------------- ------------- ------------- ------------- ------------- ------------
Balance at March 31, 1997 (restated)   7,313,841    27,320,449     1,257,178     4,769,878     1,257,178     4,769,878    2,295,328
    Common stock and options issued
      in connection with business
      acquisitions (restated)            962,343     9,646,526            --            --            --            --           --
    Exercise of stock options and
      warrants                         6,270,314    43,989,418           283            --           283            --   (2,295,328)
    Stock options issued to Advisory
      Board members, clinical
      evaluators, medical directors,
      and other consultants                   --       479,620            --            --            --            --           --
    Net loss for the year (restated)          --            --            --            --            --            --           --
                                    ------------- ------------- ------------- ------------- ------------- ------------- ------------
Balance at March 31, 1998 (restated)  14,546,498   81,436,013      1,257,461     4,769,878     1,257,461     4,769,878           --
    Common stock reserved for
      issuance in connection with
      litigation settlement            2,250,000     7,447,500            --            --            --            --           --
    Exercise of stock options and
      warrants                            62,857       202,619            --            --            --            --           --
    Stock options issued to Advisory
      Board members, clinical
      Evaluators, medical directors,
      and other consultants (restated)        --       268,208            --            --            --            --           --
    Net loss for the year (restated)          --            --            --            --            --            --           --
                                    ------------- ------------- ------------- ------------- ------------- ------------- ------------
Balance at March 31, 1999 (restated)  16,859,355  $ 89,354,340     1,257,461  $  4,769,878     1,257,461  $  4,769,878  $        --
                                    ============= ============= ============= ============= ============= ============= ============

                             See accompanying notes.

                                                     PREMIER LASER SYSTEMS, INC.

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                             FOR THE YEARS ENDED MARCH 31, 1999 (RESTATED), 1998 (RESTATED), AND 1997 (RESTATED)


                                                       COMMON      UNREALIZED    ADDITIONAL
                                         CLASS B        STOCK        HOLDINGS     PAID-IN      ACCUMULATED
                                         WARRANTS      WARRANTS       GAINS       CAPITAL        DEFICIT        TOTAL
                                      ------------- ------------- ------------- ------------- ------------- -------------
Balance at March 31, 1996.            $    376,774  $    192,130  $  3,666,367  $         --  $(18,616,414) $ 13,797,046
    Common stock and B warrants
      issued in connection with
      secondary public offering          1,037,514            --            --            --            --    10,400,812
    Common stock issued in connection
      with the formation of the
      Data.Site joint venture                   --            --            --            --            --     1,200,000
    Exercise of stock options and
      Warrants                              76,530            --            --            --            --       300,575
    Stock options issued to Advisory
      Board members, clinical
      Evaluators, medical directors,
      and other consultants                     --            --            --            --            --       190,001
    Decrease in unrealized holding gain
      on short-term investments                 --            --    (3,666,367)           --            --    (3,666,367)
    Net loss for the year (restated)            --            --            --            --    (6,033,357)   (6,033,357)
                                      ------------- ------------- ------------- ------------- ------------- -------------
Balance at March 31, 1997 (restated)     1,490,818       192,130            --            --   (24,649,771)   16,188,710
    Common stock and options issued in
      connection with business
      acquisitions (restated).                  --            --            --            --            --     9,646,526
    Exercise of stock options and
      warrants.                             40,894            --            --            --            --    41,734,984
    Stock options issued to Advisory
      Board members, clinical
      evaluators, medical directors,
      and other consultants.                    --            --            --            --            --       479,620

    Net loss for the year (restated)            --            --            --            --   (33,716,324)  (33,716,324)
                                      ------------- ------------- ------------- ------------- ------------- -------------
Balance at March 31, 1998 (restated)     1,531,712       192,130            --            --   (58,366,095)   34,333,516
    Common stock reserved for issuance
      in connection with litigation
      settlement.                               --            --            --            --            --     7,447,500
    Exercise of stock options and
      wrrants                                   --            --            --            --            --       202,619
    Stock options issued to Advisory
      Board members, clinical
      Evaluators, medical directors,
      and other consultants (restated).         --            --            --            --            --       268,208
    Net loss for the year (restated)            --            --            --            --   (30,840,709)  (30,840,709)
                                      ------------- ------------- ------------- ------------- ------------- -------------
Balance at March 31, 1999 (restated)  $  1,531,712  $    192,130  $         --  $         --  $(89,206,804) $ 11,411,134
                                      ============= ============= ============= ============= ============= =============

                             See accompanying notes.

                                                 PREMIER LASER SYSTEMS, INC.

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED MARCH 31,
                                                                       ----------------------------------------------------
                                                                            1999               1998               1997
                                                                       --------------     --------------     --------------
                                                                         (RESTATED)          (RESTATED)         (RESTATED)
Operating Activities:
  Net loss                                                             $ (30,840,709)     $ (33,716,324)     $  (6,033,357)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                          3,473,711          1,464,517            841,467
    Stock reserved for issuance in connection with shareholder
      litigation settlement                                                7,447,500                 --                 --
    Asset impairment charges                                               2,845,156                 --                 --
    Write off of investment in Mattan Corporation                                 --                 --            881,010
    Acquired in-process research and development                                  --         12,800,000            250,000
    Stock options issued to advisors and consultants                         268,208            479,620            190,001
    Termination of strategic alliance with IBC                                    --                 --            125,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                  3,609,976         (2,253,457)          (539,045)
      Inventories                                                         (2,496,389)        (2,207,836)        (1,099,277)
      Prepaid expenses and other current assets                            1,919,115         (1,555,257)          (342,438)
      Accounts payable                                                    (1,764,114)         2,190,093           (184,769)
      Accrued liabilities and unearned revenue                              (169,233)         7,482,925            319,936
      Other                                                                       --            236,516                 --
                                                                       --------------     --------------     --------------
        Net cash used in operating activities                            (15,706,779)       (15,079,203)        (5,591,472)
                                                                       --------------     --------------     --------------
Investing Activities:
  Maturities of short-term investments                                     9,666,918                 --                 --
  Purchases of short-term investments                                             --         (5,698,630)        (3,968,288)
  Patent and intangible expenditures                                      (2,714,402)        (3,140,617)          (178,139)
  Business acquisitions                                                           --         (5,002,172)           (96,028)
  Purchase of property and equipment                                        (384,410)          (888,294)           (24,477)
  Other                                                                           --           (410,179)                --
                                                                       --------------     --------------     --------------
        Net cash provided by (used in) investing activities                6,568,106        (15,139,892)        (4,266,932)
                                                                       --------------     --------------     --------------
Financing Activities:
  Proceeds from equity offerings                                                  --                 --         10,400,812
  Net borrowings (repayments) under line of credit                        (1,997,693)          (695,340)           800,000
  Proceeds from exercise of stock options and warrants                       202,619         41,734,984            300,575
  Decrease (increase) in restricted cash                                   2,100,000         (1,100,000)        (1,050,000)
  Other                                                                           --           (171,645)          (454,836)
                                                                       --------------     --------------     --------------
        Net cash provided by financing activities                            304,926         39,767,999          9,996,551
                                                                       --------------     --------------     --------------
Net (decrease) increase in cash and cash equivalents                      (8,833,747)         9,548,904            138,147
Cash and cash equivalents at beginning of period                           9,722,514            173,610             35,463
                                                                       --------------     --------------     --------------
Cash and cash equivalents at end of period                             $     888,767      $   9,722,514      $     173,610
                                                                       ==============     ==============     ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                               $     124,011      $     120,000      $     115,283
                                                                       ==============     ==============     ==============

Significant noncash investing and financing activities excluded from the accompanying consolidated statements of cash flows are as follows:

In fiscal 1998 and 1997, the Company issued Class A common stock valued at $9,646,526 and $1,200,000, respectively, in connection with business acquisitions.

In fiscal 1999, the Company reserved for issuance 2,250,000 shares of Class A common stock valued at $7,447,500 in connection with an agreement in principle to settle a lawsuit (Note 6).

                             See accompanying notes.

                           PREMIER LASER SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

         The Company's independent auditors unexpectedly resigned during May 1998 and withdrew their opinion on the Company's fiscal year 1997 financial statements. Accordingly, the Company retained new auditors to re-examine the 1997 financial statements. Because of the extended period of time that had passed since the initial report was issued, a number of matters were identified of which the Company was not aware when it initially issued the 1997 financial statements. Although the Company believes that the initially issued 1997 financial statements were not materially misstated in terms of net loss, total assets and shareholders' equity, the statements have nonetheless been restated in the interest of full disclosure. Upon review and comment by the staff of the United States Securities and Exchange Commission, the restatements originally presented have been modified with respect to the initial accounting for the acquisition of Data.Site and the assets contributed by the minority joint venture partner. The summary effects that follow have been revised to reflect the resolution of this matter.

         The following is a summary of the impact of the restatement on the 1997 consolidated balance sheet.

             1.  Reduction of accounts receivable                                 $(440,000)
             2.  Additional allowance for doubtful accounts                        (226,000)
             3.  Revision to inventory valuation allowance                          320,000
             4.  Reduction in prepaid expenses and other current assets              (9,000)
             5.  Additional accounts payable                                         88,000
                                                                                  ----------
             6.  Additional net loss                                              $(443,000)
                                                                                  ==========

                           PREMIER LASER SYSTEMS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The following is a summary of the impact of the restatement on the 1997 consolidated statement of operations and comprehensive loss.

             1.  Reduction of previously reported sales, net of related cost of sales       $(280,000)
             2.  Revision to inventory valuation allowances                                   160,000
             3.  Additional bad debts expense                                                (313,000)
             4.  Other, net                                                                   (10,000)
                                                                                            ----------
                 Net increase in 1997 loss                                                  $(443,000)
                                                                                            ==========

         The effects on the Company's previously issued 1997 financial statements are summarized as follows:

                                                                           PREVIOUSLY        INCREASE
                                                                            REPORTED         (DECREASE)     RESTATED
                                                                          -------------   -------------   -------------
              Consolidated balance sheet:
                   Current assets                                         $ 10,658,161    $   (355,000)   $ 10,303,161
                   Other assets                                              8,662,450              --       8,662,450
                                                                          -------------   -------------   -------------
                        Total assets                                      $ 19,320,611    $   (355,000)   $ 18,965,611
                                                                          =============   =============   =============
                   Current liabilities                                    $  2,688,901    $     88,000    $  2,776,901
                   Net shareholders' equity                                 16,631,710        (443,000)     16,188,710
                                                                          -------------   -------------   -------------
                        Total liabilities and shareholders' equity        $ 19,320,611    $   (355,000)   $ 18,965,611
                                                                          =============   =============   =============
              Consolidated statement of operations and comprehensive loss:
                   Net sales                                              $  5,530,861    $   (440,000)   $  5,090,861
                   Cost of sales                                             3,968,539        (320,000)      3,648,539
                                                                          -------------   -------------   -------------
                   Gross profit                                              1,562,322        (120,000)      1,442,322
                   Selling and marketing expenses                            2,406,010           9,000       2,415,010
                   General and administrative expenses                       1,736,184         314,000       2,050,184
                   Other expenses                                            3,025,978              --       3,025,978
                                                                          -------------   -------------   -------------
                   Loss from operations                                     (5,605,850)       (443,000)     (6,048,850)
                   Interest income, net                                         15,493              --          15,493
                                                                          -------------   -------------   -------------
                   Net loss                                                 (5,590,357)       (443,000)     (6,033,357)
                                                                                     --
                   Items of other comprehensive income (loss)                                       --              --
                                                                          -------------   -------------   -------------
                   Comprehensive loss                                     $ (5,590,357)   $   (443,000)   $ (6,033,357)
                                                                          =============   =============   =============
                   Net loss per share                                     $       (.96)                   $      (1.03)

         As the result of inquiries made by the staff of the United States Securities and Exchange Commission, the Company has restated its 1999 and 1998 consolidated financial statements. These restatements resulted primarily from adjustments to the accounting for the acquisitions of EyeSys Technologies, Inc. (EyeSys) and Ophthalmic Imaging Systems
         (OIS). Additionally, the consolidated statements of operations and comprehensive loss and cash flows reflect reclassifications to eliminate the original separate reporting of the cessation of Data.Sites LLC's (Data.Site) operations as "discontinued operations."

                           PREMIER LASER SYSTEMS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The following is a summary of the impact of the restatement on the 1998 consolidated balance sheet.

         1.    Cumulative effect of adjustments to the 1997 balance sheet for the Data.Site accounting, including:
               a.  Reduction of intangible assets (goodwill) recorded                                      $(2,113,725)
               b.  Elimination of the minority interest liability                                            1,764,736
               c.  Accumulated deficit--1997 profit and loss impact of elimination of
                   the minority interest liability                                                             (60,000)
         2.    Reduction of EyeSys purchase price for shares of Series A Common Stock held in escrow and stock options ultimately not issued in connection with
               the acquisition                                                                              (2,110,900)
         3.    Recording of goodwill resulting from EyeSys and OIS acquisitions, initially
               recorded as fully impaired                                                                    3,052,628
         4.    Reduction of goodwill                                                                          (258,155)
         5.    Amortization of goodwill, based on initial life of 5 years                                      (84,731)
         6.    Reclassification of purchase commitments from inventory reserves to current
               liabilities                                                                                   2,600,828
         7.    Overall reduction of net loss for the year                                                    5,047,963

         The following is a summary of the impact of the restatement on the 1998 consolidated statement of operations and comprehensive loss.

         1.    Reduction of merger and integration costs related to the shares of Series A
               Common Stock held in escrow and stock options ultimately not issued                         $(2,110,900)
         2.    Reduction of merger and integration costs for amounts capitalized as
               goodwill in the EyeSys and OIS acquisitions                                                  (3,052,628)
         3.    Amortization expense recorded on goodwill                                                        84,731
         4.    Reduction of goodwill                                                                          (258,155)
         5.    Elimination of loss allocated to minority interest in Data.Site                                 288,989
                                                                                                           ------------
               Net decrease in the 1998 loss                                                               $(5,047,963)
                                                                                                           ============

                           PREMIER LASER SYSTEMS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The effects of these restatements on the Company's previously issued 1998 financial statements are summarized as follows:

                                                                          PREVIOUSLY        INCREASE
                                                                           REPORTED         (DECREASE)     RESTATED
                                                                         -------------   -------------   -------------
         Consolidated balance sheet:
              Current assets                                             $ 33,504,018    $  2,600,828    $ 36,104,846
              Other assets                                                 14,204,402       1,112,327      15,316,729
                                                                         -------------   -------------   -------------
                   Total assets                                          $ 47,708,420    $  3,713,155    $ 51,421,575
                                                                         =============   =============   =============
              Current liabilities                                        $ 14,487,231      $2,600,828    $ 17,088,059
              Minority interest                                             1,764,736      (1,764,736)             --
              Net shareholders' equity                                     31,456,453       2,877,063      34,333,516
                                                                         -------------   -------------   -------------
                   Total liabilities and shareholders' equity            $ 47,708,420    $  3,713,155    $ 51,421,575
                                                                         =============   =============   =============
         Consolidated statement of operations and comprehensive
            loss:

              Net sales                                                  $  9,885,569    $    532,272    $ 10,417,841
              Cost of sales                                                17,234,288        (708,002)     17,942,290
                                                                         -------------   -------------   -------------
                   Gross profit                                            (7,348,719)       (175,730)     (7,524,449)
              Selling and marketing expenses                                5,113,080         285,082       5,398,162
              Research and development                                      3,087,360         291,240       3,378,600
              General and administrative expenses                           3,699,541       1,761,065       5,460,606
              In-process research and development                          12,800,000             --       12,800,000
              Asset impairment charges                                             --         228,000         228,000
              Merger and integration costs                                  7,616,924      (7,616,924)             --
                                                                         -------------   -------------   -------------
                   Loss from operations                                   (39,665,624)      4,875,807     (34,789,817)
              Interest income, net                                          1,073,493              --       1,073,493
              Minority interest in loss                                       273,811        (273,811)             --
                                                                         -------------   -------------   -------------
              Loss from continuing operations                             (38,318,320)      4,601,996     (33,716,324)
              Loss from discontinued operations                              (445,967)        445,967              --
                                                                         -------------   -------------   -------------
              Net loss and comprehensive loss                            $(38,764,287)   $  5,047,963    $(33,716,324)
                                                                        ==============   =============   =============
              Basic and diluted loss per share:
                   Loss from continuing operations                       $      (3.35)                   $      (2.95)
                   Loss from discontinued operations                             (.04)                             --
                                                                         -------------                   -------------
                   Net loss per share                                    $      (3.39)                   $      (2.95)
                                                                         =============                   =============

                           PREMIER LASER SYSTEMS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The following is a summary of the impact of the restatement on the 1999 consolidated balance sheet.

          1.    Cumulative effect of adjustments to the 1998 balance sheet for the Data.Site accounting, including:
                a.  Reduction of intangible assets (goodwill) recorded                                 $(2,113,725)
                b.  Elimination of the minority interest liability                                       1,764,736
          2.    Accumulated deficit--1998 and 1997 profit and loss impact of elimination of
                the minority interest liability                                                            348,989
          3.    Cumulative effect of adjustments to the 1998 balance sheet for the reduction of
                EyeSys purchase price for shares of Series A Common Stock held in escrow
                and stock options ultimately not issued in connection with the acquisition              (2,110,900)
          4.    Cumulative effect of adjustments to the 1998 balance sheet for the recording of goodwill resulting from EyeSys and OIS acquisitions, initially recorded as
                fully impaired, net of amortization                                                     (2,967,897)
          5.    Cumulative effect of 1998 goodwill reduction                                              (258,155)
          6.    Write-off of Data.Site minority interest liability                                       1,764,736
          7.    Reversal of EyeSys stock option recoveries                                               1,110,900
          8.    Reduction of Data.Site goodwill                                                          1,634,104
          9.    Amortization of goodwill, based on initial life of 5 years                                 610,525
          10.   Reclassification of purchase commitments from inventory reserves to current
                liabilities                                                                              1,180,050
          11.   Overall increase in net loss for the year                                                1,879,763

         The following is a summary of the impact of the restatement on the 1999 consolidated statement of operations and comprehensive loss.

          1.    Reversal of EyeSys stock option recoveries                                             $ 1,110,900
          2.    Amortization expense recorded on goodwill                                                  610,525
          3.    Reduction of Data.Site goodwill                                                         (1,634,104)
          4.    Write-off of Data.Site minority interest liability                                       1,764,736
                                                                                                       ------------
                Net increase in the 1999 loss                                                          $ 1,879,763
                                                                                                       ============

                           PREMIER LASER SYSTEMS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The effects of these restatements on the Company's previously issued 1999 financial statements are summarized as follows:

                                                                        PREVIOUSLY      INCREASE
                                                                         REPORTED      (DECREASE)       RESTATED
                                                                      -------------  -------------  -------------
         Consolidated balance sheet:
              Current assets                                          $  8,610,197   $  1,180,050   $  9,790,247
              Other assets                                              10,665,733      2,108,200     12,773,933
                                                                      -------------  -------------  -------------
                   Total assets                                       $ 19,275,930   $  3,288,250   $ 22,564,180
                                                                      =============  =============  =============
              Current liabilities                                     $  9,972,996   $  1,180,050   $ 11,153,046
              Net shareholders' equity                                   9,302,934      2,108,200     11,411,134
                                                                      -------------  -------------  -------------
                   Total liabilities and shareholders' equity         $ 19,275,930   $  3,288,250   $ 22,564,180
                                                                      =============  =============  =============
         Consolidated statement of operations and comprehensive loss:
              Net sales                                               $ 13,971,085   $     65,866   $ 14,036,951
              Cost of sales                                             13,405,182        256,344     13,661,526
                                                                      -------------  -------------  -------------
                   Gross profit                                            565,903       (190,478)       375,425
              Selling and marketing expenses                             7,930,444        299,523      8,229,967
              Research and development                                   4,164,919        809,551      4,974,470
              General and administrative expenses                        6,625,247      3,266,652      9,891,899
              Shareholder litigation settlement expenses                 8,081,770             --      8,081,770
              Asset impairment charges                                          --        240,905        240,905
                                                                      -------------  -------------  -------------
                   Loss from operations                                (26,236,477)    (4,807,109)   (31,043,586)
              Interest income, net                                         202,877             --        202,877

              Minority interest in loss                                 (1,764,736)     1,764,736             --
                                                                      -------------  -------------  -------------
              Loss from continuing operations                          (24,268,864)    (6,571,845)   (30,840,709)

              Loss from discontinued operations                         (4,692,082)     4,692,082             --
                                                                      -------------  -------------  -------------
              Net loss and comprehensive loss                         $(28,960,946)  $ (1,879,763)  $(30,840,709)
                                                                      =============  =============  =============
              Basic and diluted loss per share:
                   Loss from continuing operations                    $      (1.56)                 $      (1.99)

                   Loss from discontinued operations                          (.30)                           --
                                                                      -------------                 -------------
                   Net loss per share                                 $      (1.86)                 $      (1.99)
                                                                      =============                 =============

         REVENUE RECOGNITION

         Revenue related to sales to end customers and to distributors are recognized upon shipment. The Company's price to the purchaser is fixed at the date of sale and the purchaser's obligation is not contingent on resale of related merchandise. The Company does not have significant obligations for future performance in connection with its sales. It is the Company's policy not to accept sales returns, however, the Company may choose to accept returns on a case-by-case basis. Allowances for sales returns are provided for based upon previous experience and have historically been within management's expectations.

                           PREMIER LASER SYSTEMS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         LONG LIVED ASSETS

         During the year ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS No. 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For the purposes of evaluating potential impairment, the Company's assets are grouped by the entity to which they relate. Since adopting SFAS No. 121, the Company gives consideration to events or changes in circumstances for each of its entities. Related asset impairment charges are presented on a separate line item in the accompanying consolidated statements of operations and comprehensive loss and are described in Note 3.

         INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following:

                                                                         MARCH 31,        MARCH 31,
                                                                           1999             1998
                                                                       ------------     ------------
                   Raw materials                                       $ 8,980,306      $ 5,980,793
                   Work-in-process                                         756,122        1,313,974
                   Finished goods                                        7,048,239        5,876,710
                                                                       ------------     ------------
                                                                        16,784,667       13,171,477
                   Less reserve for slow moving and excess
                      inventories                                       (9,807,563)      (6,087,951)
                                                                       ------------     ------------
                                                                       $ 6,977,104      $ 7,083,526
                                                                       ============     ============

                           PREMIER LASER SYSTEMS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         During the year ended March 31, 1998, the Company recorded a one-time charge to cost of sales aggregating $2,600,828 that related to noncancellable purchase commitments for items deemed to be excess inventories. As of March 31, 1999 and March 31, 1998, the remaining accrued noncancellable purchase commitments aggregated $1,180,050 and $2,600,828, respectively. Because the items required to be purchased by the Company under these commitments have been deemed to be excess inventories, the Company records an increase in gross inventories and a corresponding increase in the reserve for slow moving and excess inventories upon receipt of related items.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Expenditures for replacements and improvements are capitalized while expenditures for repairs and maintenance are charged to operating expense as incurred.

         Property and equipment are comprised of the following:

                                                                         MARCH 31,        MARCH 31,
                                                                           1999             1998
                                                                       ------------     ------------
                   Machinery, equipment, molds and tooling             $ 2,826,774      $ 1,948,560
                   Furniture, fixtures, and office equipment             2,277,443        3,004,906
                   Software                                                114,345          375,000
                                                                       ------------     ------------
                                                                         5,218,562        5,328,466
                   Less accumulated depreciation                        (3,745,142)      (3,550,043)
                                                                       ------------     ------------
                                                                       $ 1,473,420      $ 1,778,423
                                                                       ============     ============

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

         Intangibles are comprised of the following:

                                                                          MARCH 31,        MARCH 31,
                                                                            1999             1998
                                                                        ------------     -----------
                   Patents and technology rights                        $13,963,247      $13,062,710
                   Goodwill                                               4,036,628        4,036,628
                   License agreements                                       110,000          110,000
                                                                        ------------     -----------
                                                                         18,109,875       17,209,338
                   Less accumulated amortization                         (6,831,315)      (4,105,332)
                                                                        ------------     -----------
                                                                        $11,278,560      $13,104,006
                                                                        ============     ============

                           PREMIER LASER SYSTEMS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         During the year ended March 31, 1999, the Company accelerated the amortization of goodwill recorded in connection with its acquisition of 51% of Data.Site because of the Company's decision to cease its funding of Data.Site (Note 3). As a result of this acceleration, the Data.Site goodwill is fully amortized as of March 31, 1999.

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

         ADVERTISING EXPENSES

         The Company expenses advertising costs as they are incurred. Advertising expenses aggregated $758,301, $628,410, and $143,608 for the years ended March 31, 1999, 1998, and 1997, respectively.

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

                           PREMIER LASER SYSTEMS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of and Enterprise and Related Information. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. The Company has adopted the disclosure requirements of SFAS No. 131, however, management believes that the Company currently has only one reportable operating segment.

         During each of the years ended March 31, 1999, 1998 and 1997, the Company's revenues can be attributed to the following geographic locations:

                                                      1999               1998            1997
                                                   ------------      ------------     -----------
                       United States               $12,500,000       $ 9,133,000      $3,818,000
                       Foreign countries             1,537,000         1,285,000       1,273,000
                                                   ------------      ------------     -----------
                                                   $14,037,000       $10,418,000      $5,091,000
                                                   ============      ============     ===========

         Revenues attributed to an individual foreign country were not material for each of the years ended March 31, 1999, 1998 and 1997. The Company has no material assets located in foreign countries.

                           PREMIER LASER SYSTEMS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         All of the Company's revenues in each of the years ended March 31, 1999, 1998 and 1997 related to sales of products for a variety of dental, ophthalmic and surgical applications. It would be impracticable for the Company to report revenues from sales of each product or groups of similar products as the Company does not use such financial information to produce its general-purpose financial statements. During the years ended March 31, 1999, 1998 and 1997, no single external customer accounted for 10 percent or more of the Company's revenues.

         RECLASSIFICATIONS

         Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to current year presentations.

3.       BUSINESS ACQUISITIONS AND DISPOSITIONS

         DATA.SITE, LLC

         Effective January 31, 1997, the Company entered into a joint venture agreement with Refractive Surgical Services, LLC (RSS), a Kansas City, Missouri based entity engaged in the development of certain medical outcomes software. Pursuant to this joint venture agreement, the Company and RSS formed Data.Site, LLC (Data.Site). RSS contributed substantially all of its tangible and intangible assets and substantially all of its liabilities to Data.Site. The Company then acquired a 51 percent interest in Data.Site through the issuance of 159,787 shares of its Class A common stock to RSS valued at approximately $1.2 million. These 159,787 shares were valued at $7.53 per share, which represented the average quoted closing price of the Company's common stock over the 15-day period prior to the effective date of this transaction. The Company also committed to contribute $1,000,000 in cash to Data.Site. This commitment was satisfied through cash payments made by the Company to Data.Site of $900,000 and $100,000 during the years ended March 31, 1998 and 1997, respectively. Data.Site has been consolidated with the Company commencing with the effective date of the acquisition.

         In connection with this transaction, the Company also assumed net liabilities of Data.Site aggregating $305,000 on the date of acquisition. The Company incurred no material direct or indirect acquisition costs in connection with this transaction.

         The Data.Site acquisition was accounted for under the purchase method of accounting. Accordingly, the total acquisition purchase price, as detailed above, of approximately $1.5 million was allocated among receivables from RSS ($266,000), purchased software ($250,000) and goodwill ($984,000). The goodwill is being amortized over an estimated useful life of 5 years, which considers factors such as expected technical obsolescence and industry competition.

         Through March 31, 1999, the Company has funded Data.Site's operations with advances of cash or equivalent services in the aggregate amount of $2,036,452. As of March 31, 1999 and 1998, RSS owed the Company $599,194 and $266,000, respectively, and such amounts have been fully reserved.

         In March 1999, Data.Site's board of directors adopted a plan to discontinue its operations through the cessation of funding to Data.Site by the Company. As a result, the Company has effectively phased out the operations of Data.Site. As of March 31, 1999, Data.Site is no longer conducting business and has only two remaining employees and no material assets. The Company does not expect to realize significant gains or losses upon the ultimate disposal of the assets of Data.Site. As of March 31, 1999, Data.Site has trade accounts payable of $238,862, amounts due to the Company of $537,258, and amounts due to the minority interest member of $549,194.

                           PREMIER LASER SYSTEMS, INC.

3.       BUSINESS ACQUISITIONS AND DISPOSITIONS

         As a result of the decision to phase out the operations of Data.Site, the amortization period of the goodwill recorded in the Data.Site acquisition was accelerated to reduce the balance of the Data.Site goodwill to $0 as of March 31, 1999. Additionally, the Company recognized asset impairment charges of $240,905 during the year ended March 31, 1999 related to certain of Data.Site's property and equipment.

         EYESYS TECHNOLOGIES, INC.

         On September 30, 1997, the Company closed its acquisition of 100% of the equity interests of EyeSys Technologies, Inc. (EyeSys), a manufacturer and distributor of a specialized line of diagnostic ophthalmic equipment. The related purchase price consisted of 1,236,668 shares of the Company's common stock (including 319,684 shares held in an escrow account), $470,000 in cash and options to purchase 210,000 shares of the Company's common stock. The common stock issued in this transaction was valued at $9.716 per share. As provided in the related purchase agreement, such amount was determined using average quoted closing prices over the 15-day period prior to the acquisition closing date. The escrowed shares were placed in escrow in order to provide a source for payment of claims that might be made by the Company relating to representations and warranties made by EyeSys in the acquisition. These representations and warranties generally related to the assets, liabilities, business, and operations of EyeSys. The escrow period has lapsed, but there is currently a dispute between the Company and the former EyeSys shareholders concerning whether these representations and warranties have been breached. The escrow shares will be released to the Company and/or the former EyeSys shareholders upon resolution of these claims. The resolution of these claims may be made either through an agreement of the parties, arbitration, or other legal process. The 319,684 escrowed shares have been excluded from the determination of the acquisition purchase price, as such shares were deemed to be "contingent consideration" under the provisions of APB No. 16. If and when they are released, the allocation of the adjusted purchase price will be re-assessed. The estimated value of options to purchase 210,000 shares of the Company's common stock aggregated $214,500 and was determined in accordance with SFAS 123. EyeSys has been consolidated with the Company commencing with the acquisition date.

         In connection with this transaction, the Company assumed net liabilities of EyeSys in the amount of $2,183,489 on the acquisition date. Additionally, under the provisions of EITF 94-3 and 95-3, the Company recognized liabilities related to a noncancellable lease for facilities previously utilized by EyeSys ($206,000) and employee relocation costs ($187,000). As of March 31, 1999, the Company has satisfied all relocation costs liabilities, but has not yet satisfied the lease liability as the Company is attempting to negotiate a settlement with the related landlord. Direct acquisition costs associated with this transaction aggregated $1,035,845 and related primarily to due diligence, legal, accounting, and closing costs. Such amounts have been included in the purchase price of the acquisition.

         The EyeSys acquisition was accounted for under the purchase method of accounting. Accordingly, the total acquisition purchase price, as detailed above, of approximately $13.2 million was allocated among in-process research and development ($10,200,000) patents ($2,600,000) and goodwill ($406,000). The acquired patents relate to developed technologies for products generating revenue at the time of acquisition and are being amortized over estimated useful lives up to 15 years. The goodwill is being amortized over an estimated useful life of 5 years, which considers factors such as expected technological obsolescence and industry competition.

                           PREMIER LASER SYSTEMS, INC.

3.       BUSINESS ACQUISITIONS AND DISPOSITIONS (continued)

         The Company obtained an independent third-party valuation report to assist management in determining the value of the purchased in-process research and development as of the acquisition date. The estimated value of these projects was determined to be $10,200,000, which was recorded as in-process research and development acquired in connection with business acquisitions in the consolidated statements of operations and comprehensive loss. In determining the estimated value of these projects, the valuation report used the discounted cash flow method and a 40% discount rate. The research and development projects acquired by the Company, each related project's estimated percent complete at the acquisition date, and the estimated timing of the commencement of cash flows for each acquired project on the acquisition date are included in the following table.

                                                                      ESTIMATE
                                                                      PERCENT       INITIAL EXPECTATION
                                  ACQUIRED PROJECT:                  COMPLETE:        OF CASH FLOWS:
                                  -----------------                  ----------       --------------
               System 2000 v.4                                           50%               1997
               20/20 Handheld Topographer                                85%               1997
               Innovative Corneal Topography Checkerboard                75%               1998
               Spatial Resolved Refractometry                           100%               1998

         In addition to these in-process research and development projects, there were three other projects under way at EyeSys, which were based on technologies that the Company elected not to pursue.

         Other costs incurred by the Company that related to the EyeSys acquisition aggregated $2,540,585 and these costs were excluded from the acquisition purchase price as they were not considered direct acquisition costs in accordance with APB No. 16. Such costs included salaries and travel related expenses associated with the individuals responsible for the transition and integration of the EyeSys business ($830,000), related moving and storage costs ($135,000) and other costs ($200,000). These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. In addition, subsequent to the closing of the EyeSys acquisition, the Company determined that certain adjustments were required to properly reflect the EyeSys opening balance sheet. Accordingly, the Company recorded general and administrative expenses of $350,000 that related to license fees previously received by EyeSys for which management believes it is probable that such fees will be contested, and $250,000 that related to receivables acquired from EyeSys that are considered uncollectible. The Company also recorded a charge to cost of sales aggregating $548,000 that related to obsolete inventories acquired from EyeSys, and an asset impairment charge of $228,000 related to fixed assets acquired from EyeSys.

         As of March 31, 1999 and 1998, the Company has accrued direct and indirect acquisition costs of $785,980 and $1,620,224, respectively, and such amounts are included in the accompanying consolidated balance sheets. The major components of the liability that remains as of March 31, 1999 include potential refund of certain license fees ($350,000), a noncancellable lease liability ($206,000) and legal fees ($150,000).

         At the time of the acquisition of EyeSys, management recognized that there were several major steps that had to be taken to integrate the operations of EyeSys. These included:

         o Shutting down the manufacturing operations of EyeSys and moving that function to the Company's facility in Irvine, California. This involved terminating the lease on an EyeSys facility in Houston, Texas and terminating the EyeSys employees engaged in manufacturing. The key employees involved in this function were given a three-month pay package to assist in the transition. This occurred in the first three months following the acquisition.

         o Relocating the marketing and sales function and the research and development function to the Company's facility in Irvine within the first three months following acquisition. This involved moving one person in research and development and one person in sales and marketing from Texas to California.

                           PREMIER LASER SYSTEMS, INC.

3.       BUSINESS ACQUISITIONS AND DISPOSITIONS (continued)

         o Relocating the general and administrative functions from Texas to California within the first three months following acquisition. This involved retaining one EyeSys employee for a several month period to assist in the transition.

         With the exception of terminating the lease on the EyeSys Houston facility, all of these actions were completed by March 31, 1998. The Company is currently in a dispute with the landlord of the Houston facility concerning the termination of the Houston lease.

         In November 1998, EyeSys' corporate name was changed to EyeSys-Premier, Inc.

         OPHTHALMIC IMAGING SYSTEMS

         During the final four months of fiscal 1998, the Company acquired a controlling interest in Ophthalmic Imaging Systems (OIS) for $3.3 million in cash and 24,734 shares of the Company's common stock valued at $245,064. The common stock issued in this transaction was valued at $9.908 per share. As provided in the related purchase agreement, such amount was determined using average quoted closing prices over the 15-day period prior to the acquisition closing date. OIS is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. Equity accounting was used during the period in which the Company owned at least 20% but less than 50% of the OIS stock (December 1997 through February 1998). Upon acquiring a controlling interest in OIS, the Company had a 51% interest in OIS, which it held as of March 31, 1999 and 1998. Accordingly, OIS has been consolidated with the Company in the accompanying consolidated financial statements since February 1998.

         In connection with this transaction, the Company assumed net liabilities of OIS in the amount of $761,063 on the acquisition date. Additionally, under the provisions of EITF 95-3, the Company recognized liabilities related to "stay" bonuses for certain key OIS employees that aggregated $266,600. As of March 31, 1999, the Company has satisfied $150,000 of these liabilities and the remaining amounts are expected to be satisfied when the functions performed by these key OIS employees are integrated with the Company. Direct acquisition costs associated with this transaction aggregated $673,650 and related primarily to investment banker fees, due diligence, legal and accounting costs. Such amounts have been included in the purchase price of the acquisition.

         The OIS acquisition has been accounted for under the purchase method of accounting. Accordingly, the total acquisition purchase price, as detailed above, of approximately $5.2 million was allocated among in-process research and development ($2,600,000) and goodwill ($2,646,000). The goodwill is being amortized over an estimated useful life of 5 years, which considers factors such as expected technological obsolescence and industry competition.

                           PREMIER LASER SYSTEMS, INC.

3.       BUSINESS ACQUISITIONS AND DISPOSITIONS (continued)

         The Company's management was responsible for the allocation of a portion of the purchase price to in-process research and development. The estimated value of these projects was determined to be $2,600,000, which was recorded as in-process research and development acquired in connection with business acquisitions in the consolidated statements of operations and comprehensive loss. In determining the estimated value of these projects, management used the discounted cash flow method and a 25% discount rate. The research and development projects acquired by the Company, each related project's estimated percent complete at the acquisition date, and the estimated timing of the commencement of cash flows for each acquired project on the acquisition date are included in the following table.

                                                                          ESTIMATE      INITIAL EXPECTATION
                                    ACQUIRED PROJECT:                PERCENT COMPLETE:    OF CASH FLOWS:
                                    -----------------                -----------------    --------------

               Future Angiography Products                                   85%               1999
               Glaucoma-Scope(R)Modification Products                        50%               2000
               Digital Fundus Imager                                         80%               1999

         In addition to these in-process research and development projects, there was one other project under way at OIS, which was based on technologies that the Company elected not to pursue.

         Other costs incurred by the Company that related to the OIS acquisition aggregated $48,000 and these costs were excluded from the acquisition purchase price as they were not considered direct acquisition costs in accordance with APB No. 16. Such costs were primarily comprised of moving, shipping and storage costs, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

         As of March 31, 1999 and 1998, the Company has accrued direct and indirect acquisition costs of $288,087 and $459,960, respectively, and such amounts are included in the accompanying consolidated balance sheets. The major components of the liability that remains as of March 31, 1999 include legal and professional fees ($150,000), "stay" bonuses ($116,600) and other costs ($21,400).

         At the time of the acquisition of a majority interest in OIS in February 1998, management recognized that there were several major steps that had to be taken to integrate the operations of OIS. These included:

         o Completing the acquisition of the remaining 49% interest of OIS. This was expected to occur within the following six to nine months after the acquisition of 51% of OIS, but has not yet occurred.

         o Transferring the manufacturing function of OIS from Sacramento, California to the Company's facility in Irvine, California. This was expected to occur within three months following the acquisition of the balance of OIS and would have involved the layoff of approximately six people.

         o Transferring the sales and marketing function of OIS, including technical support and customer service, from Sacramento to Irvine. This would have involved the integration of the sales force of OIS with our ophthalmic sales force, the transfer of one technical support person and the layoff of approximately seven persons. These actions were scheduled to occur within three months following the acquisition of the remaining 49% interest of OIS.

         o Transferring the research and development function of OIS from Sacramento to Irvine within three months following the acquisition of the balance of OIS. This would have involved the layoff of one person.

                           PREMIER LASER SYSTEMS, INC.

3.       BUSINESS ACQUISITIONS AND DISPOSITIONS (continued)

         o Transferring the general and administrative functions of OIS from Sacramento to Irvine within three months following the acquisition of the balance of OIS. This would have involved the layoff of approximately three people.

         o Closing down the Sacramento facility of OIS approximately three to four months following the acquisition of the balance of OIS.

         Although the Company is in continuing discussions with OIS concerning the acquisition of the balance of OIS, it has not yet reached such an agreement. Accordingly, the steps mentioned above have not occurred in their entirety. As of March 1999, the Company has become an OEM manufacturer for OIS. The Company also has integrated the sales forces of the two companies in early fiscal year 1999. In addition, the Company and OIS have begun to jointly develop new products which are now selling.

         The following unaudited pro forma condensed consolidated results of operations for the years ended March 31, 1998 and 1997 give effect to the EyeSys and OIS acquisitions as if they had occurred at the beginning of fiscal 1998 and 1997:

                                                    1998              1997
                                                -------------     ------------
                       Net sales                $ 17,975,000      $ 12,638,000
                       Net loss                  (37,837,000)       (9,799,000)
                       Net loss per share              (3.31)            (1.68)

         The unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred during the periods presented nor for future results of operations.

         The Company entered into a Stock Purchase Agreement, dated February 25, 1998, pursuant to which it agreed, subject to certain conditions, to commence an exchange offer to acquire all of the outstanding common stock of OIS not owned by the Company. This Stock Purchase Agreement was terminated as of August 21, 1998. In connection with this termination, the Company may be liable to pay OIS a $500,000 break-up fee, which could be satisfied by the reduction of indebtedness of OIS to the Company which arose after March 31, 1998. The parties are currently negotiating various issues relating to the termination of the Purchase Agreement and the Company's acquisition of the 49% minority interest of OIS.

         None of the in-process research and development projects acquired in fiscal year 1998 had yet reached technological feasibility as of the date of acquisition and no alternative future uses currently exist.

         OTHER

         During fiscal 1998, three other business acquisitions occurred. Total consideration paid by the Company included cash of $350,000, shares of the Company's common stock aggregating $200,000, and other consideration aggregating $138,000. These business acquisitions were not individually or collectively significant to the financial condition or operating results of the Company.

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

         The Company's OIS subsidiary has an accounts receivable financing agreement, which allows for advances of up to 80% of eligible receivables up to $960,000. The financing agreement is subject to annual renewal in November of each year, unless terminated by either party. As of June 30, 1999, March 31, 1999 and 1998, $16,157, $70,470
         and $132,634 were outstanding under OIS's line of credit, respectively.

6.       COMMITMENTS AND CONTINGENCIES

         COMMITMENTS

         The Company leases its office and production facilities under a noncancellable operating lease that expires in December 2000. Total rental expense under operating leases was $331,000, $251,000, and $296,000 for the fiscal years ended March 31, 1999, 1998, and 1997, respectively. At March 31, 1999, future minimum lease payments under noncancellable operating leases are as follows:

                               2000                       $ 245,412
                               2001                         187,866
                                                          ----------
                                                          $ 433,278
                                                          ==========

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

                           PREMIER LASER SYSTEMS, INC.

6.       COMMITMENTS AND CONTINGENCIES (continued)

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

         In accordance with the terms of the agreement in principle to settle class and derivative actions, the Company established a reserve during the quarter ended December 31, 1998 for the issuance of 2,250,000 shares of common stock. These shares were valued at a price of $3.31 per share, which was the closing price of the Company's stock on November 18, 1998, the effective date of the proposed settlement agreement. The Company has also included approximately $634,000 of associated legal and professional fees in this reserve, but has not included in the reserve approximately $4,600,000 in cash that would be paid by the Company's insurers, as the Company's insurers have deposited the cash portion of the settlement into an escrow account for direct payment to the plaintiffs upon final completion and approval of the settlement agreement.

                           PREMIER LASER SYSTEMS, INC.

6.       COMMITMENTS AND CONTINGENCIES (continued)

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

         EMPLOYMENT CONTRACTS

         Certain of the Company's executive officers are employed pursuant to arrangements which provide for severance payments upon the termination of their employment.

         These officers have also entered into Termination Agreements with the Company, under which they would be paid an amount equal to two times his or her highest annual cash compensation during the preceding three calendar years if, following a change in control of the Company, their employment was terminated other than Premier Laser Systems, Inc. or cause, their pay, bonus, title or responsibilities was reduced or other adverse employment actions were taken. For purposes of this Agreement, a change in control includes among other things the acquisition by any person of 25% or more of the voting power of the Company's outstanding securities, there is a change in the composition of the majority of the members of the Board of Directors under circumstances described in the agreement, or the Company ceases to exist following a merger or consolidation.

         OTHER

         The Company has executed royalty agreements with certain parties that require the payment of royalties upon the achievement of defined sales levels. To date, no such royalty payments have been required pursuant to the royalty agreements.

7.       INCOME TAXES

         The Company has incurred operating losses since its inception and, as a result, no provision for or benefit from income tax has been recorded.

         Deferred tax assets comprised the following at March 31:

                                                                                         1999             1998
                                                                                     -------------    -------------
            Tax operating loss carryforwards                                         $ 18,659,120     $ 14,502,970
            Inventory and receivable reserves and related temporary differences         8,433,262        1,705,050
            Depreciation and amortization                                               1,139,454          890,215
            Research and development credit carryforwards                                 539,630          424,494
            Accruals not currently deductible                                           3,623,530          193,255
                                                                                     -------------    -------------
            Total deferred tax assets                                                  32,394,996       17,715,984
            Valuation allowance for deferred tax assets                               (32,394,996)     (17,715,984)
                                                                                     -------------    -------------
            Net deferred taxes                                                       $         --     $         --
                                                                                     =============    =============

                           PREMIER LASER SYSTEMS, INC.

7.       INCOME TAXES (continued)

         The Company's income tax provision (benefit) for the years ended March 31, 1999, 1998, and 1997, differs from that computed at the federal statutory corporate tax rate, as follows:

                                                                      1999        1998        1997
                                                                   ----------  ----------  ----------
            Statutory rate                                            (34.0)%     (34.0)%     (34.0)%
            Change in valuation allowance                              33.5 %      18.8 %      27.4 %
            Merger and acquisition costs                                 -- %       3.7 %        -- %
            Purchased in-process research and development                -- %      11.3 %       1.4 %
            Write-off of investment                                      -- %        -- %       5.1 %
            Other                                                        .5 %        .2 %        .1 %
                                                                   ----------  ----------  ----------
            Effective tax rate                                           -- %        -- %        -- %
                                                                   ==========  ==========  ==========

         The Company has approximately $55 million of federal net operating loss carryforwards at March 31, 1999 ($36 million for state purposes), which will begin to expire in 2006. A valuation allowance has been established for the entire deferred tax asset.

         The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three year period. As a result of the Company's public offerings, the Company experienced an ownership change of more than 50%, Premier Laser Systems, Inc resulting in a limitation on the utilization of their net operating loss carryforwards. As of March 31, 1999, management estimates that annual loss carryforward limitations aggregated approximately $2,000,000. Further ownership changes may occur as a result of shares to be issued to settle litigation (Note 6) or may occur as a result of the exercise of stock options or issuance of stock to complete business combinations. The limitation is based on the value of the Company on the date that the change in ownership occurred. The ultimate realization of the loss carryforwards is dependent on the extent of limitations and the future profitability of the Company.

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

         On October 18, 1996, the Company completed a public offering of 11,000 Units of the Company's securities. On November 6, 1996, the Company's underwriter exercised its over allotment option, purchasing 1,650 additional Units of the Company's securities. Each of the above Units consisted of 190 shares of Class A common stock and 95 redeemable Class B warrants. The Company realized a combined net proceeds of $10,401,000. Each Class B warrant consists of the right to purchase one share of Class A common stock through November 30, 1999 at an exercise price of $8.00.

                           PREMIER LASER SYSTEMS, INC.

8.       SHAREHOLDERS' EQUITY (continued)

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

         The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock option grants. Accordingly, no compensation expense has been recognized for its employee stock option awards because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. The Company recognizes expense related to grants of options to non-employees in accordance with the fair value provisions of SFAS No. 123. Such expenses aggregated $268,208 in 1999, $479,624 in 1998 and $190,001 in
         1997.

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

                                                                 1999           1998          1997
                                                              -----------    ----------    ----------
             Risk free interest rate                                5.50%        6.00%         6.00%
             Stock volatility factor                                1.50         0.64          0.58
             Weighted average expected option life               4 years      4 years       4 years
             Expected dividend yield                                   0%           0%            0%

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

                                                                  1999           1998            1997
                                                              -------------  -------------  -------------
              Pro forma net loss                              $(32,890,324)  $(35,663,782)  $ (7,007,826)
              Pro forma net loss per share                    $      (2.25)  $      (3.12)  $      (1.20)

                           PREMIER LASER SYSTEMS, INC.

8.       SHAREHOLDERS' EQUITY (continued)

         A summary of the Company's stock option activity, and related information for the years ended March 31 follows (excluding option grants that are subject to shareholder approval):

                                                         1999                      1998                      1997
                                               ------------------------  ------------------------   ------------------------
                                                               WEIGHTED                  WEIGHTED                   WEIGHTED
                                                               AVERAGE                   AVERAGE                    AVERAGE
                                                               EXERCISE                  EXERCISE                   EXERCISE
                                                 OPTIONS         PRICE     OPTIONS         PRICE      OPTIONS         PRICE
                                               -----------      -------  -----------      -------   -----------      -------
              Outstanding--beginning of
                 year                           2,841,669       $ 6.44    2,308,049       $ 5.51     1,423,949       $ 5.58
              Granted                           1,729,000         7.40    1,254,500         8.58     1,042,756         6.16
              Exercised                           (57,115)        4.69     (395,271)        6.20        (1,899)        1.00
              Forfeited/cancelled                (268,953)        6.61     (325,609)        8.40      (156,757)       10.53
                                               -----------      -------  -----------      -------   -----------      -------
              Outstanding--end of year          4,244,601       $ 6.84    2,841,669       $ 6.44     2,308,049       $ 5.51
                                               ===========      =======  ===========      =======   ===========      =======

         The weighted average remaining contractual life of options as of March 31, 1999 was as follows:

                                                                        WEIGHTED      WEIGHTED                   WEIGHTED
                                                        NUMBER OF        AVERAGE       AVERAGE                   AVERAGE
                                                         OPTIONS       CONTRACTUAL    EXERCISE      OPTIONS      EXERCISE
                  RANGE OF EXERCISE PRICES             OUTSTANDING     LIFE YEARS       PRICE     EXERCISABLE     PRICE
                  ------------------------             -----------     ----------      -------    ------------   -------
              $1.00--$2.81...........                     485,923          5           $ 2.10         122,230    $ 2.32
              $4.50--$8.85...........                   2,792,306          8             6.48       1,765,306      5.98
              Greater than $9.00.....                     966,372          9            10.29         486,537     10.46
                                                       -----------                                ------------
                                                        4,244,601                                   2,374,073
                                                       ===========                                ============

         CLASS E-1 AND CLASS E-2 COMMON STOCK

         The Company's Class E-1 and Class E-2 common stock is held in escrow, is not transferable, can be voted and will be converted into Class A common stock only upon the occurrence of specified events. All of the PREMIER LASER SYSTEMS, INC. Class E-1 common stock will be automatically converted into Class A common stock in the event that the Company's net income before provision for income taxes, as defined, exceeds certain amounts. Such amount is $26,343,900 for the fiscal year ending March 31, 2000, and such amount will be increased in proportion to increases in the weighted average number of shares of common stock outstanding (as defined) during the relevant year, as compared to the number of shares outstanding immediately after the Company's initial public offering. If the above event does not occur, the Class E-1 common stock will be canceled on June 30, 2000. All of the Class E-2 common stock will be automatically converted into Class A common stock in the event that the Company's net income before provision for income taxes, as defined, amounts to at least $71,181,750 for the year ending March 31, 2000 (which amount shall be adjusted in the same manner as that for the Class E-1 common stock). If the above event does not occur, the Class E-2 common stock will be canceled on June 30, 2000.

         The Company will, in the event of the release of the Class E-1 and Class E- 2 common stock, recognize during the period in which the earnings thresholds are met, a substantial noncash charge to earnings equal to the fair value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time.

                           PREMIER LASER SYSTEMS, INC.

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

10.      SUBSEQUENT EVENTS

         In May 1999, the Company filed a registration statement to register 4,278,146 shares of its Class A common stock underlying convertible debentures issued in a private placement. Upon filing the registration statement and other certain documents, the Company received $2.5 million in the private transaction and the Company expects to receive an additional $1.5 million on the effective date of the registration statement.

         In September 1999, $1,000,000 of the Company's convertible debentures, and the accrued interest thereon, was converted into 673,461 shares of the Company's Class A common stock (unaudited).

         In connection with the acquisition of OIS by Premier (Note 3), OIS previously recorded approximately $400,000 in professional fees and expenses owing to a financial advisor. In May 1999, OIS reached an agreement with this financial advisor to reduce the aggregate amount of professional fees and expenses previously recorded in connection with the acquisition to $50,000 (unaudited).


                                                PREMIER LASER SYSTEMS, INC.

                                       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           YEARS ENDED MARCH 31, 1999 (RESTATED), 1998 (RESTATED) AND 1997 (RESTATED)

                                                                          DEDUCTIONS/
                                             BALANCE AT                   RECOVERIES                   BALANCE AT
                                            BEGINNING OF                     AND                         END OF
              DESCRIPTION                      PERIOD       ADDITIONS     WRITE-OFF         OTHER *      PERIOD
    -----------------------------           ------------    ---------     -----------       -------    ----------
1999
     Allowance for doubtful accounts
        receivable                           $1,224,845    $1,079,566      $(307,253)    $       --     $1,997,158
     Inventory reserves                       6,087,951     3,719,612             --             --      9,807,563

1998
     Allowance for doubtful accounts
        receivable                           $  613,263    $  385,407      $(149,801)    $  375,976     $1,224,845
     Inventory reserves                       1,203,324     3,103,627             --      1,781,000      6,087,951

1997
     Allowance for doubtful accounts
        receivable                           $  154,677    $  403,515      $(119,054)    $  174,125     $  613,263
     Inventory reserves                         950,325       252,999             --             --      1,203,324

*    Allowance amounts were recorded in connection with business acquisitions.
