Form 10-Q/A
period 1999-06-30
PREMIER LASER SYSTEMS INC
filed 1999-10-12
CIK 878543

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10Q/A
                                (Amendment No. 1)

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

                         Commission file number 0-13966
                         ------------------------------

                           Premier Laser Systems, Inc.
                           --------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


              --*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                               (October 5, 1999):

                     Class A Common Stock: 15,634,897 Shares
                                   ----------
                    Class E-1 Common Stock: 1,257,461 Shares
                                   ----------
                    Class E-2 Common Stock: 1,257,461 Shares
                                   ----------

                             PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------


                                                   PREMIER LASER SYSTEMS, INC.
                                                    CONDENSED BALANCE SHEETS

                                                                                    June 30,                       March 31,
                                                                                      1999                           1999
                                                                              (Unaudited & restated)              (Restated)
                                                                              ----------------------         ---------------------
                                  ASSETS
                                  ------

Current assets:
   Cash & cash equivalents                                                               $1,016,394                      $888,767
   Restricted cash                                                                        2,050,000                        50,000
   Accounts receivable-net of allowance for doubtful accounts &                           1,135,851                     1,342,917
    sales returns of $1,956,116  & $1,997,158 , respectively
   Prepaid expenses and other current assets                                                600,164                       531,459
   Inventories, net                                                                       6,424,914                     6,977,104
                                                                              ----------------------         ---------------------
                             Total current assets                                        11,227,323                     9,790,247

Property & equipment , net                                                                1,357,941                     1,473,420
Intangibles assets, net                                                                  10,924,300                    11,278,560
Other assets, net                                                                           338,017                        21,953
                                                                              ----------------------         ---------------------
                               Total assets                                             $23,847,581                   $22,564,180
                                                                              ======================         =====================


                    LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $3,148,620                    $3,802,606
   Line of credit                                                                            16,157                        70,470
   Accrued compensation & related costs                                                     972,094                       968,969
   Accrued acquisition costs                                                              1,074,068                     1,074,067
   Accrued warranty                                                                         701,624                       739,298
   Due to joint venture partner                                                             549,194                       549,194
   Accrued purchase commitments                                                           1,180,050                     1,180,050
   Unearned revenue                                                                         747,633                       678,085
   Other accrued liabilities                                                              1,898,649                     2,090,307
                                                                              ----------------------         ---------------------
                         Total current liabilities                                       10,288,089                    11,153,046
                                                                              ----------------------         ---------------------
Long term liabilities:
  Convertible debentures, net (6% convertible debentures at $4,000,000                    3,616,667                           _
  less $383,333 unamortized beneficial conversion discount)
                                                                              ----------------------         ---------------------
                        Total long term liabilities                                       3,616,667                           _
                                                                              ----------------------         ---------------------

                             Total liabilities                                           13,904,756                    11,153,046
                                                                              ----------------------         ---------------------

Shareholders' equity:
  Preferred stock, no par value:
   Authorized shares--8,850,000
     Issued and Outstanding shares - none
  Common stock  - Class A , no par value                                                 89,581,899                    89,354,340
    Authorized Shares - 35,600,000
      Issued & outstanding shares - 16,962,278 including
       2,250,000 subject to issuance for shareholder litigation settlement
  Common stock - Class E-1, no par value:                                                 4,769,878                     4,769,878
    Authorized shares - 2,200,000
      Issued and outstanding shares -- 1,257,461at
      June 30, 1999 and March 31, 1999
  Common stock - Class E-2, no par value:                                                 4,769,878                     4,769,878
    Authorized shares - 2,200,000
      Issued and outstanding shares-- 1,257,461 at
      June 30, 1999 and March 31, 1999
  Warrants and options                                                                    1,723,842                     1,723,842
  Additional paid- in-capital                                                               400,000                           _
  Accumulated deficit                                                                   (91,302,672)                  (89,206,804)
                                                                             -----------------------         ---------------------
                        Total shareholders' equity                                        9,942,825                    11,411,134
                                                                             -----------------------         ---------------------
                 Total liabilities & shareholders' equity                               $23,847,581                   $22,564,180
                                                                             =======================         =====================


                                       PREMIER LASER SYSTEMS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS
                                               (Unaudited)

                                                                    Three months ended June 30,
                                                          -------------------------------------------------
                                                                    1999                      1998
                                                          -------------------------   ---------------------
                                                                  Restated                  Restated
Net sales                                                               $3,658,332              $3,481,336
Cost of sales                                                            2,268,533               3,457,424
                                                          -------------------------   ---------------------
                    Gross profit                                         1,389,799                  23,912
                                                          -------------------------   ---------------------

Operating expenses:
       Selling and marketing expenses                                    1,400,940               2,199,575
       Research and development expenses                                 1,203,749               1,189,041
       General and administrative expenses                               1,120,842               1,784,082
       Reduction of previously recorded prof. fees                        (350,000)                     _
                                                          -------------------------   ---------------------
           Total operating expenses                                      3,375,531               5,172,698
                                                          -------------------------   ---------------------
                Loss from operations                                    (1,985,732)             (5,148,786)


Interest (income) expense                                                  110,136                 (46,569)
                                                          -------------------------   ---------------------
          Net loss and comprehensive loss                              ($2,095,868)            ($5,102,217)
                                                          =========================   =====================

                   Loss per share                                           ($0.14)                 ($0.35)
                                                          =========================   =====================

Weighted average number of shares used
in computation of basic and diluted net loss
per share                                                               14,609,355              14,597,754
                                                          =========================   =====================



                                                PREMIER LASER SYSTEMS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                Three months ended June 30,
                                                               --------------------------------------------------------------
                                                                        1999                                   1998
                                                               -----------------------                -----------------------
                                                                      Restated                               Restated
Operating activities
  Net loss                                                                ($2,095,868)                           ($5,102,217)
  Adjustment to reconcile net loss to
    net cash used in operating activities:
    Depreciation and  amortization                                            490,453                                622,019
    Amortization of beneficial conversion discount                             16,667                                    _
    Stock- based compensation                                                 227,559                                115,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                     207,066                              1,950,154
      Inventories                                                            (627,860)                            (2,835,135)
      Prepaid expenses and other current assets                              (384,770)                              (457,858)
      Accounts payable                                                       (596,982)                            (2,048,533)
      Accrued liabilities                                                   1,023,392                             (1,315,916)
      Other                                                                       _                                 (173,867)
                                                               -----------------------                -----------------------
        Net cash used in operating activities                              (1,740,343)                            (9,246,354)
                                                               -----------------------                -----------------------

Investing activities
  Maturities of short term investments                                            _                                2,918,002
  Acquisition of intangibles assets                                           (72,558)                                   _
  Purchase of property and equipment                                           (5,158)                              (474,310)
                                                               -----------------------                -----------------------
        Net cash (used in) provided by investing activities                   (77,716)                             2,443,692
                                                               -----------------------                -----------------------

Financing activities
  Proceeds from convertible debenture                                       4,000,000                                    _
  Net (repayments) borrowings under line of credit                            (54,314)                                19,597
  (Increase) in restricted cash                                            (2,000,000)                                   _
  Proceeds from exercise of stock options and warrants                            _                                   31,886
                                                               -----------------------                -----------------------
        Net cash provided by financing activities                           1,945,686                                 51,483
                                                               -----------------------                -----------------------

Net increase (decrease) in cash and cash equivalents                          127,627                             (6,751,179)
Cash and cash equivalents at beginning of period                              888,767                              9,722,514
                                                               -----------------------                -----------------------
Cash and cash equivalents at end of period                                 $1,016,394                             $2,971,335
                                                               =======================                =======================

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

         The financial information in this quarterly report should be read in conjunction with the March 31, 1999 consolidated financial statements and notes thereto included in our Annual Report filed on Form 10K-A for the fiscal year ending March 31, 1999.

         As a result of inquiries made by the staff of the United States Securities and Exchange Commission, the Company, in October 1999, amended its Annual Report on Form 10-K for the year ended March 31, 1999. In so doing, the Company restated its financial statements for the years ended March 31, 1999 and 19998 to adjust its accounting for the September 1997 acquisition of 100% of EyeSys Technologies, Inc. and the February 1998 acquisition of 51% of Ophthalmic Imaging Systems. Further, the restatements reflected reclassifications to eliminate the original separate reporting of the March 31, 1999 cessation of Data.Site LLC's operations as "discontinued operations" in the consolidated statements of operations and cash flows. The consolidated financial statements as of June 30, 1999 and for the three-month periods ended June 30, 1999 and 1998 have been revised from those originally presented for the cumulative and corresponding effects of the restatements made in the consolidated financial statements for the years ended March 31, 1999 and 1998.

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

Shareholders Litigation

         We and certain of our officers and directors have been named in a number of securities class action lawsuits which allege violations of the Securities Exchange Act or the California Corporations Code. The plaintiffs seek damages on behalf of classes of investors who purchased our stock between May 7, 1997 and April 15, 1998. The complaints allege that we misled investors by failing to disclose material information and making material misrepresentations regarding our business operations and projections. We have also been named in a shareholder derivative action purportedly filed on our behalf against certain of our officers and directors arising out of the same alleged acts. We have reached an agreement in principal with lead plaintiffs and their counsel to settle the class and derivative actions. Under the terms of the agreement in principle, in exchange for a release of all claims against Premier and its officers and directors, this agreement would require Premier to issue to the defendants an aggregate of 2,250,000 shares of its common stock and requires Premier's insurance carrier to pay $4.6 million in cash. This agreement is not final, however, and is subject to several conditions, including the approval by the court and execution of a final settlement agreement. If for any reason , the proposed settlement is not consummated, and the plaintiffs obtain a judgment, our business may be adversely affected.

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

NOTE 3: Potential Merger

         We currently own 51% of OIS. We are in discussions to acquire the balance of the OIS shares that we do not presently own. No agreements have yet been reached. Given our present 51% ownership interest in OIS, we consolidate the financial position and operations of OIS. Therefore, if the acquisition is consummated, there will not be any impact on our financial position or operations resulting from the consolidation of OIS. However, there will likely be a material impact on our financial position and operations resulting from recording the acquisition purchase price and the related allocation of this purchase price to in-process research and development projects, goodwill, or other intangible assets of OIS. The impact of the potential acquisition on our financial position and operations is not presently determinable as the acquisition purchase price has not determined and we have not yet analyzed the fair market value of OIS' in process research and development projects and intangible assets.

NOTE 4: Convertible Debentures

         In May 1999, we filed a registration statement to register 4,278,146 shares of our Company's Class A common stock underlying convertible debentures issued in a private placement. To date, we have received $2.5 million in gross proceeds in the private transaction. The remaining $1.5 million in gross proceeds from this transaction is held in escrow, and will be released to us upon satisfaction of certain conditions, including the effectiveness of a registration statement we have filed with the SEC relating to these securities.

NOTE 5: Subsequent Events

         In September 1999, $1,000,000 of the Company's convertible debentures, and the accrued interest thereon, was converted into 673,461 shares of the Company's Class A common stock (unaudited).

NOTE 6: Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market, and are comprised of the following:

                                                            June 30,      March 31,
                                                          ------------  ------------
                                                              1999          1999
                                                          ------------  ------------
          Raw materials...............................    $ 8,200,994   $ 8,980,306
          Work-in-process.............................      1,092,823       756,122
          Finished goods..............................      7,114,637     7,048,239
                                                          ------------  ------------
                                                           16,408,454    16,784,667
          Less reserve for slow moving and excess
             inventories..............................     (9,983,540)   (9,807,563)
                                                          ------------  ------------
                                                          $ 6,424,914   $ 6,977,104
                                                          ============  ============

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

Results of Operations

          Our consolidated net sales for the quarter ended June 30, 1999 (the "1999 Quarter") increased by 5% to $3,658,332 from $3,481,336 for the quarter ended June 30, 1998 (the "1998 Quarter"). Sales for OIS decreased to $1,539,060 in the 1999 Quarter from $1,839,484 in the 1998 Quarter. The net sales increase is a result of increased sales of dental laser and EyeSys diagnostic products. Our international sales represented 12% of total sales in the 1999 Quarter.

         Cost of sales decreased 34% to $2,268,533 in the 1999 Quarter from $3,457,424 in the 1998 Quarter. Cost of sales decreased as a percentage of sales from 99.3% in the 1998 Quarter to 62.0% in the 1999 Quarter. These decreases were due to better manufacturing capacity planning and utilization.

         Selling and marketing expenses decreased 36% to $1,400,940 in the 1999 Quarter from $2,199,575 for the 1998 Quarter. These decreases were accomplished by reducing funds spent on advertising and promotional marketing, trade show expenses, travel expenses and salaries. These reductions were made in response to cash constraints and the need to focus our selling and marketing efforts in the most productive areas.

         Research and development expenses increased 1% in the 1999 Quarter as compared to the 1998 Quarter. This increase was the result of increased expenditures at our Ophthalmic Imaging Systems subsidiary as it continued the development of its Digital Fundus Imager and Digital Slit Lamp products in preparation for marketing. At Premier, outside professional services increased significantly in the 1999 Quarter compared to the 1998 Quarter. This increase was partially offset by decreased salary expense as we had more of our research efforts conducted by third parties. There has been no significant change in the status of our acquired in process reserach and development projects since that reported in our 10K-A for the year ended March 31, 1999.

         General and administrative expenses decreased by 37% in the 1999 Quarter to $1,120,842 from $1,784,082 in the 1998 Quarter. The decrease occurred at both OIS and at Premier where salary expenses were reduced significantly due to staff reductions. Premier's legal expenses also decreased substantially as we had previously reached agreement in principle to settle the shareholder lawsuits originally filed in the 1998 Quarter. In addition, we scaled back our public relations efforts in the 1999 Quarter due to cash constraints.

         In connection with the acquisition of OIS by Premier, OIS previously recorded approximately $400,000 in professional fees and expenses owing to a financial advisor. In May 1999, OIS reached an agreement with a financial advisor to reduce the aggregate amount of professional fees and expenses previously recorded in connection with the acquisition to $50,000. Accordingly, the reduction of $350,000 in fees and expenses during the quarter ended June 30, 1999 is reflected in the consolidated statements of operations and comprehensive loss as a separate component of the loss from operations.

         Total operating expense for the three months ended June 30, 1999 decreased 35% to $3,375,531 in the 1999 Quarter from $5,172,698 in the 1998 Quarter.

         Net interest expense increased to $110,136 in the 1999 Quarter from $46,569 net interest income in the 1998 Quarter. This increase was partially due to an increase in interest expense at OIS which increased from $27,749 in the 1998 Quarter to $44,317 in the 1999 Quarter. The balance of the increase was due to interest associated with the $4,000,000 convertible debt offering which we completed in the 1999 Quarter, together with amortization of the related conversion benefit and debt issuance costs.

         We reported a net loss of $2,095,868 or $.13 per share in the 1999 Quarter, down from a net loss of $5,102,217 or $.35 per share in the 1998 Quarter.


         Liquidity and Capital Resources

         At June 30, 1999, we had unrestricted cash and short-term investments of $1,016,000 and working capital of $939,000 as compared to $889,0000 of unrestricted cash and short term investments and a working capital deficit of $1,363,000 at March 31, 1999. The improvements in our cash and working capital positions is primarily the result of the $2 million in funds received in May 1999 combined with our efforts to control costs and manage cash flow. Accounts receivable (net ) totaled $1,135,851 on June 30,1999 as compared to $1,342,917 at March 31, 1999, a decrease of $207,066. Inventories aggregated at $6,424,914 at June 30,1999 as compared to $6,977,104 at March 31,1999 which represents a 8% decrease or $552,190.

         Other assets have increased to $338,017 at June 30, 1999 from $21,953 at March 31, 1999. This increase was attributed to transaction costs associated with securing $4,000,000 in convertible debentures in a private transaction.

         Accounts payable decreased $653,986 to $3,148,620 at June 30, 1999 as compared to $3,802,606 at March 31,1999. Accounts payable decreased as a result of decreased operating expenses for the 1999 Quarter and the application of a portion of the proceeds from the sale of convertible debentures to accounts payable. Accrued liabilities decreased $226,206 to $5,826,485 at June 30, 1999 from $6,052,691 at March 31, 1999. Long term debt increased to $4,000,000 at June 30, 1999, exclusive of related beneficial conversion features. The increase was due to issuing $4,000,000 of convertible debentures to private investors. Our restricted cash increased by $2,000,000 in the 1999 Quarter. These funds, which were received in connection with the issuance of the debentures, are being held in escrow pending effectiveness of a registration statement registering common stock issuable upon conversion of the debentures.

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

         We anticipate that future expenditures for necessary remediation of which we are not yet aware and for implementation of additional contingency plans will cost between $30,000-$200,000. These expenditures will be recorded as selling, general and administrative expense as incurred.

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

OIS LITIGATION

         On or about September 18, 1998, OIS received from WSC a notice of an alleged trademark infringement. WSC is the owner of a federal trademark registration for WINSTATION and sells personal computers and related equipment under that name. For several years, OIS has used the "OIS WinStation" trademark for its ocular digital imaging systems. Because OIS's products are relatively expensive medical devices sold in a narrow specialty market channel to highly educated consumers, OIS does not believe there is any likelihood of confusion between the products of the two companies. OIS also believes that another word or words could be substituted for its use of "WinStation," if necessary, without material adverse impact on its marketing efforts. For these reasons, OIS believes the infringement allegations can be resolved without a material adverse impact on it. However, there can be no assurance that WSC will not take legal action, and that such action, if taken, would not potentially have a material adverse affect on OIS.

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

         The debentures are convertible into our common stock at a per share rate equal to the lowest of (a) $3.135; (b) the lowest exercise price, after the issuance of the debentures, of our publicly traded Class B Warrants; or ( c) 90% of the average of the three lowest closing bid prices for our common stock during the 20 trading days immediately preceding the conversion date. However, the debentures may not be converted into common stock, nor may the holder receive shares in payment of interest, if the debenture holder and any affiliate would, as a result, beneficially own more than 4.999% of the Company's issued and outstanding shares of common stock, except that this limitation could be waived by the holder of the debenture by giving 75 days prior notice to the Company. Further, as a separate restriction, a holder may not convert the debentures into common stock, nor may the holder receive shares in payment of interest, if as a result he together with his affiliates would beneficially own in excess of 9.999% of the Company's issued and outstanding common stock, except that this provision can also be waived by the holder by giving 75 days prior notice to the Company. Finally, the Company may not issue upon conversion in excess of 2,992,287 shares of common stock(subject to adjustment) if the common stock is then listed for trading on the Nasdaq National Market of the Nasdaq Small Cap Market, and the Company has not obtained shareholder approval for such issuance .

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          Not Applicable.

Item 5.   Other Information.
          ------------------

          None.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits:

4.1 Secured Convertible Debenture Purchase Agreement dated May 17,1999 between the Company and the investors signatory thereto. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on From 10-K for the fiscal year ended March 31,1999).

4.2 Registration Rights Agreement dated May 17,1999 between the Company and the investors signatory thereto. (Incorporated by reference to Exhibit 10.29 to the Company's Report on Form 10-K for the fiscal year ended March 31,1999).

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

4.6 Form of 6% Secured convertible Debenture dated May 17,1999 issued by the Company to certain investors. ( Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1999).

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

                                 PREMIER LASER SYSTEMS, INC.


Dated: October 8, 1999           By:  /s/ Colette Cozean
                                    -----------------------------------------
                                    Colette Cozean, Chief Executive Officer
                                    (duly authorized officer)


Dated: October 8, 1999           By:  /s/ Robert V. Mahoney
                                    -----------------------------------------
                                    Robert V. Mahoney, Chief Financial Officer
                                    and Executive Vice-President, Finance
                                    (Principal financial and accounting officer)
                                    (duly authorized officer)