Form 10-Q
period 1999-09-30
PREMIER LASER SYSTEMS INC
filed 1999-11-15
CIK 878543

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q
                                   (Mark One)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 1999

                                       OR
       [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from              to
                                                    ------------    ------------

                         Commission file number 0-13966
                                -----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 11,1999):

                    Class A Common Stock:    16,060,022 Shares
                                   ----------
                   Class E-1 Common Stock:    1,257,461 Shares
                                   ----------
                   Class E-2 Common Stock:    1,257,461 Shares
                                   ----------

                             PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                           PREMIER LASER SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                       Sept 30 ,1999  March 31,1999
                                                                                        (Unaudited)
                                                                                       -------------  -------------
                                         ASSETS                                                         Restated
                                         ------
Current assets:
   Cash & cash equivalents                                                             $    321,684   $    888,767
   Restricted cash                                                                        1,598,706         50,000
   Accounts receivable-net of allowance for doubtful accounts &                             748,059      1,342,917
    sales returns of $1,956,473 & $1,997,158  respectively
   Prepaid expenses and other current assets                                                760,674        531,459
   Inventories, net                                                                       6,619,830      6,977,104
                                                                                       -------------  -------------
                                    Total current assets                                 10,048,953      9,790,247
                                                                                       -------------  -------------


Property & equipment , net                                                                1,278,901      1,473,420
Intangibles assets, net                                                                  10,607,215     11,278,560
Other assets, net                                                                           263,184         21,953
                                                                                       -------------  -------------
                                      Total assets                                     $ 22,198,253   $ 22,564,180
                                                                                       =============  =============


                           LIABILITIES & SHAREHOLDERS' EQUITY
                           ----------------------------------
Current liabilities:
   Accounts payable                                                                    $  3,846,467   $  3,802,606
   Line of credit                                                                               -           70,470
   Accrued compensation & related costs                                                     999,741        968,969
   Accrued restructure costs                                                                410,980        410,980
   Accrued integration costs                                                                663,088        663,087
   Accrued warranty                                                                         672,658        739,298
   Due to joint venture partner                                                             549,194        549,194
   Accrued purchase commitments                                                           1,180,050      1,180,050
   Unearned revenue                                                                         747,633        678,086
   Other accrued liabilities                                                              2,174,483      2,090,306
                                                                                       -------------  -------------
                                Total current liabilities                                11,244,295     11,153,046
                                                                                       -------------  -------------
Long term liabilities:
  Convertible debentures, net (6% convertible debentures at $3,200,000                    2,947,222            -
  less $252,778 unamortized beneficial conversion discount)
                                                                                       -------------  -------------
                               Total long term liabilities                                2,947,222            -
                                                                                       -------------  -------------


                                    Total liabilities                                    14,191,517     11,153,046
Shareholders' equity:
  Preferred stock, no par value: Authorized Shares -- 8,850,000
     Issued and Outstanding shares - none
  Common stock - Class A , no par value -- Authorized Shares -- 35,600,000               90,645,135     89,354,340
     Issued & outstanding shares - 17,635,739  including
     2,250,000 subject to issuance for shareholder litigation settlement at
     September 30,1999 and 16,859,355 including 2,250,000
     subject to issuance for shareholder litigation settlement as of March 31,1999
  Common stock - Class E-1, no par value:  Authorized Shares - 2,200,000: Issued          4,769,878      4,769,878
     and Outstanding Shares --1,257,461 at September 30,1999 and March 31,1999
  Common stock - Class E-2, no par value:  Authorized Shares - 2,200,000                  4,769,878      4,769,878
     Issued and outstanding shares -- 1,257,461 at September 30,1999 & March 31,1999
  Warrants and options                                                                    1,723,842      1,723,842
  Additional paid-in-capital                                                                400,000            -
  Accumulated deficit                                                                   (94,301,996)   (89,206,804)
                                                                                       -------------  -------------
                               Total shareholders' equity                                 8,006,736     11,411,134
                                                                                       -------------  -------------
                        Total liabilities & shareholders' equity                       $ 22,198,253   $ 22,564,180
                                                                                       =============  =============

                           PREMIER LASER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                         Three months ended Sept 30,   Six months ended Sept 30,
                                                                        ----------------------------  ----------------------------
                                                                            1999           1998            1999           1998
                                                                        -------------  -------------  -------------  -------------
                                                                                          Restated                      Restated
Net sales                                                               $  3,026,809   $  3,325,335   $  6,685,141   $  6,806,671
Cost of sales                                                              1,904,322      3,513,878      4,172,855      6,971,302
                                                                        -------------  -------------  -------------  -------------
                 Gross profit (loss)                                       1,122,487       (188,543)     2,512,286       (164,631)
                                                                        -------------  -------------  -------------  -------------


Operating expenses:
       Selling and marketing expenses                                      1,193,231      1,870,587      2,594,171      4,070,162
       Research and development expenses                                   1,247,517      1,458,871      2,451,266      2,647,912
       General and administrative expenses                                 1,273,093      2,117,293      2,393,935      3,830,918
       Reduction of previously recorded prof. fees                               -              -         (350,000)           -
                                                                        -------------  -------------  -------------  -------------
           Total operating expenses                                        3,713,841      5,446,751      7,089,372     10,548,992
                                                                        -------------  -------------  -------------  -------------
                 Loss from operations                                     (2,591,354)    (5,635,294)    (4,577,086)   (10,713,623)



Interest expense  (income)                                                   410,459        (10,135)       520,595        (56,704)


Minority Interest in (loss) income of consolidated subsidiaries                  -           36,421            -         (168,145)


Income tax expense                                                            (2,488)           -           (2,488)           -


                                                                        -------------  -------------  -------------  -------------
           Net loss and comprehensive loss                              $ (2,999,325)  $ (5,661,580)  $ (5,095,193)  $(10,488,774)
                                                                        =============  =============  =============  =============


                    Loss per share                                      $      (0.20)  $      (0.39)  $      (0.34)  $      (0.71)
                                                                        =============  =============  =============  =============


Weighted average number of shares used
in computation of basic and diluted net loss
per share                                                                 15,045,611     14,686,844     14,878,944     14,675,426
                                                                        =============  =============  =============  =============

                           PREMIER LASER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six months ended Sept 30,
                                                                        ----------------------------
                                                                            1999           1998
                                                                        -------------  -------------
                                                                                         Restated
Operating activities
  Net loss                                                              $ (5,095,193)  $(10,488,774)
  Adjustment to reconcile net loss to
    net cash used in operating activities:
    Depreciation and  amortization                                         1,097,936      1,101,481
    Interest penalty on debenture                                            200,000
    Amortization of beneficial conversion discount                           147,222            -
    Stock- based compensation                                                230,000        230,000
    Minority interest in loss of consolidated subisdiary                         -         (168,145)
    Changes in operating assets & liabilities:
      Accounts receivable                                                    594,858      2,091,348
      Inventories                                                            357,274     (3,497,175)
      Prepaid expenses & other current assets                               (470,446)       860,886
      Accounts payable                                                        43,861     (2,466,501)
      Unearned revenue                                                        69,547            -
      Accrued liabilities                                                     48,310     (1,672,905)

                                                                        -------------  -------------
        Net cash used in operating activities                             (2,776,631)   (14,009,785)
                                                                        -------------  -------------

Investing activities
  Maturity of short term investments                                             -        5,261,372
  Purchase of property & equipment                                          (171,276)      (803,452)
  Other                                                                          -         (233,041)

                                                                        -------------  -------------
        Net cash (used in) provided by investing activities                 (171,276)     4,224,879
                                                                        -------------  -------------

Financing activities
  Proceeds from convertible debenture                                      4,000,000            -
  Net (repayments) borrowings under line of credit                           (70,470)    (1,845,192)
  (Increase) decrease in restricted cash                                  (1,548,706)     2,100,000
  Proceeds from exercise of stock options & warrants                             -          216,425

                                                                        -------------  -------------
        Net cash provided by financing activities                          2,380,824        471,233
                                                                        -------------  -------------

Net decrease in cash & cash equivalents                                     (567,083)    (9,313,673)
Cash & cash equivalents at beginning of period                               888,767      9,722,514

                                                                        -------------  -------------
Cash & cash equivalents at end of period                                $    321,684   $    408,841
                                                                        =============  =============

NOTE 1:   General

         In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of our financial position at September 30, 1999 and the results of operations and cash flows for the six months ended September 30, 1999 and 1998. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

         The accompanying unaudited condensed consolidated financial statements include the accounts of Premier Laser Systems, Inc. and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The financial information in this quarterly report should be read in conjunction with the March 31, 1999 consolidated financial statements and notes thereto included in our Annual Report filed on Form 10-K/A for the fiscal year ending March 31, 1999.

         As a result of inquiries made by the staff of the United States Securities and Exchange Commission, the Company, in October 1999, amended its Annual Report on Form 10-K for the year ended March 31, 1999. In so doing, the Company restated its financial statements for the years ended March 31, 1999 and 1998 to adjust its accounting for the September 1997 acquisition of 100% of EyeSys Technologies, Inc. and the February 1998 acquisition of 51% of Ophthalmic Imaging Systems. Further, the restatements reflected reclassifications to eliminate the original separate reporting of the March 31, 1999 cessation of Data.Site LLC's operations as "discontinued operations" in the consolidated statements of operations and comprehensive loss and cash flows. The consolidated financial statements were revised from those originally presented for the cumulative and corresponding effects of the restatements made in the consolidated financial statements for all periods through and including June 30, 1999.


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

         In July 1996, the court in the California state court action granted demurrers by Westinghouse and the employee of Westinghouse to all causes of action against them, as well as all but one of our claims against Coherent. As a result, the claims that were the subject of the granted demurrers have been dismissed, subject to our right to appeal. We appealed these decisions as they related to Westinghouse and Westinghouse employees, however the court of Appeals affirmed the state court's decision. No trial date has been set as to the remaining outstanding causes of action.

Shareholders' Litigation

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

         In accordance with the terms of the agreement in principle to settle class and derivative actions, we established a reserve during the quarter ended December 31,1998 for the issuance of 2,250,000 shares of common stock. These shares were valued at a price of $3.31 per share, which was the closing price of our stock on November 18,1998, the effective date of the proposed settlement agreement. We have also included approximately $884,000 of associated legal and professional fees in this reserve, but have not included in the reserve approximately $4,600,000 in cash that would be paid by our insurers, as the Company's insurers have deposited the cash portion of the settlement into an escrow account for direct payment to the plaintiffs upon final completion and approval of the settlement agreement.

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

NOTE 3: Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market, and are comprised of the following:


                                                      September        March
                                                    -------------  -------------
                                                      30, 1999       31, 1999
                                                    -------------  -------------

         Raw materials............................. $  8,252,638   $  8,980,306
         Work-in-process...........................    1,175,765        756,122
         Finished goods............................    7,383,265      7,048,239
                                                    -------------  -------------
                                                      16,811,668     16,784,667

         Less reserve for slow moving and excess
            inventories............................  (10,191,838)    (9,807,563)
                                                    -------------  -------------
                                                    $  6,619,830   $  6,977,104
                                                    =============  =============


NOTE 4: Convertible Debentures

          In May 1999, we filed a registration statement to register 4,278,146 shares of our Class A common stock underlying convertible debentures issued in a private placement. As part of the private placement, as amended, we agreed to pay liquidated damages of $100,000 per month or partial month if the registration statement covering the shares of Class A common stock underlying the convertible debentures was not declared effective by August 15, 1999. The registration statement was declared effective on October 12, 1999 , resulting in liquidated damages of $200,000, which is included in interest expense and has been added to the original principal amount of the debentures. To date, we have received $4.0 million in gross proceeds in the private transaction. In September 1999, $1,000,000 of our convertible debentures, and the accrued interest thereon, was converted into 673,461 shares of our Class A common stock.


NOTE 5: Subsequent Events

          In October 1999, $1,410,000 of our convertible debentures, and the accrued interest thereon, was converted into 787,270 shares of our Class A common stock.

          We currently own 51% of OIS. On October 22, we entered into a merger agreement with OIS, pursuant to which we will acquire the 49 percent of the outstanding shares of OIS not presently owned by us. Under the terms of the Merger Agreement, shareholders of OIS would receive 0.8 shares of our common stock for each share of OIS common stock owned by the shareholder. The merger is subject to approval by the shareholders of OIS ( including approval of a majority of the OIS stock not owned by us) and to other customary closing conditions as specified in the Merger Agreement. OIS entered into a series B Preferred Stock Purchase Agreement with us ("the "Stock Purchase Agreement") pursuant to which OIS agreed to sell shares of OIS Series B Preferred Stock ( the "Series B Preferred Stock") at the price of $25.00 per share with each such share carrying the voting power of 1,000 shares of OIS common stock. OIS becomes obligated to sell 50 shares of the Series B Preferred Stock for every 50,000 shares of OIS common stock issued under OIS common stock options. We intend to purchase any such shares by canceling indebtedness of OIS to us. Given our present 51% ownership interest in OIS, we consolidate the financial position and operations of OIS. Therefore, if the acquisition is consummated, there will not be any impact on our financial position or operations resulting from the consolidation of OIS. However, there will likely be a material impact on our financial position and operations resulting from recording the acquisition purchase price and the related allocation of this purchase price to in-process research and development projects, goodwill, or other intangible assets. The impact of the potential acquisition on our financial position and operations is not presently determinable as the acquisition purchase price has not determined and we have not yet analyzed the fair market value of OIS' in process research and development projects and intangible assets.

NOTE 6: Contingent Liability of Subsidiary

         Consolidated results of operations do not include any charges related to a contingent liability for sales taxes payable at the Company's OIS subsidiary in an amount which will be calculated on the basis of numerous probabilities that might, in the least favorable combination, reach $1.3 million.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

Results of Operations

          Our consolidated net sales for the quarter ended September 30,1999 ( the "1999 Quarter") and six months ended September 30, 1999 (the "1999 Period") decreased by 9% to $3,026,806 from $3,325,335 for the quarter ended September 30,1998 ( the "1998 Quarter") and by 1.8% to $6,685,141 from $6,806,671 for the six month period ended September 30, 1998 (the "1998 Period"). Sales for OIS decreased to $1,391,178 in the 1999 Quarter from $1,748,691 in the 1998 Quarter.

     Cost of sales decreased 45.8% to $1,904,322 for the 1999 Quarter as compared to $3,513,878 for the 1998 Quarter, and decreased 41% to $4,172,855 for the 1999 Period from $6,971,302 during the 1998 period. In the quarter ended September 30,1998, significant inventory reserves were recognized in connection with the return of merchandise from Henry Shein Inc., a dental products distributor. In addition, in the quarter ended September 30, 1998, we recognized reserves for additional excess inventory that were not recognized during the 1999 Period.

     Selling & Marketing expenses decreased 36.2% to $1,193,231 for the 1999 Quarter as compared to $1,870,587 for the 1998 Quarter, and decreased 36.3% to $2,594,171 for the 1999 Period from $4,070,162 during the 1998 period. These decreases were accomplished by reducing funds spent on advertising and promotional marketing, professional services, trade show expenses, travel expenses and salaries. The reductions were made in response to cash constraints and the need to focus our selling and marketing efforts in the most productive areas.

     Research & development expenses decreased 14.5% to $1,247,517 for the 1999 Quarter as compared to $1,458,871 for the 1998 Quarter, and decreased 7.4% to $2,451,266 for the 1999 Period from $2,647,912 during the 1998 period. This decrease was accomplished by reducing salary expense, professional services and samples. There has been no significant change in the status of our acquired in process research and development projects since that reported in our 10-K/A for the year ended March 31, 1999.

     General and administrative expenses decreased 39.9% to $2,117,293 for the 1999 Quarter as compared to $1,273,093 for the 1998 Quarter, and decreased 46.6% to $2,043,935( including reduction of previously recorded professional fees of $350,000) for the 1999 Period from $3,830,918 during the 1998 Period. We were able to accomplish these reductions by decreasing our accounting and outside services expense. Our legal expense also decreased substantially as we had previously reached agreement in principle to settle the shareholder lawsuits originally filed in the 1998 Quarter. In addition, we scaled back our public relations efforts in the 1999 Quarter due to cash constraints.

     In connection with the acquisition of OIS by Premier, OIS previously recorded approximately $400,000 in professional fees and expenses owing to a financial advisor. In May 1999, OIS reached an agreement with a financial advisor to reduce the aggregate amount of professional fees and expenses previously recorded to $50,000. Accordingly, the reduction of $350,000 in fees and expenses during the six months ended September 30, 1999 is reflected in the consolidated statements of operations and comprehensive loss as a separate component of the loss from operations.

     Total operating expense decreased 31.8% to $3,713,841 for the 1999 Quarter as compared to $5,446,751 for the 1998 Quarter, and decreased 32.8% to $7,089,372 for the 1999 Period to $10,548,992 during the 1998 period.

     Net interest expense increased to $410,459 for the 1999 Quarter as compared to $10,135 net interest income for the 1998 Quarter. Net interest expense increased to $420,595 for the 1999 Period from $56,704 net interest income in the 1998 Period. This increase was partially due to an increase in interest expense at OIS which increased from $20,778 in the 1998 Quarter to $38,580 in the 1999 Quarter. The balance of the increase was due to interest associated with the $4,000,000 convertible debt offering which we completed in May 1999, together with amortization of the related conversion benefit debt issuance costs and liquidated damages.

     We reported a net loss of $2,999,325 or $.20 per share in the 1999 Quarter, down from a net loss of $5,661,580 or $.39 per share in the 1998 Quarter. We reported a net loss of $5,095,193 or $.34 in the 1999 Period, down from a net loss of $10,488,774 or $.71 per share in the 1998 Period.

     Consolidated results of operations do not include any charges related to a contingent liability for sales taxes payable at the Company's OIS subsidiary in an amount which will be calculated on the basis of numerous probabilities that might, in the least favorable combination, reach $1.3 million.

         Liquidity and Capital Resources

         At September 30, 1999, we had unrestricted cash and short-term investments of a $321,684 and a working capital deficit of $1,195,342 as compared to $888,767 of unrestricted cash and short term investments and a working capital deficit of $1,362,799 at March 31, 1999. The decrease in our cash is the result of slower cash receipts due to lower sales. Accounts receivable (net ) totaled $748,059 on September 30,1999 as compared to $1,342,917 at March 31, 1999, a decrease of $594,858. Inventories aggregated at $6,619,830 at September 30,1999 as compared to $6,977,104 at March 31,1999 which represents a 5% decrease or $357,274.

         Other assets increased to $263,184 at September 30, 1999 from $21,953 at March 31, 1999. This increase was attributed to transaction costs associated with securing $4,000,000 in convertible debentures in a private transaction.

         Accounts payable increased $43,861 to $3,846,467 at September 30, 1999 as compared to $3,802,606 at March 31,1999 a result of slower payments to vendors for the 1999 Quarter. Accrued liabilities increased $48,319 to $6,101,000 at September 30, 1999 from $6,052,691 at March 31, 1999. Long term debt increased to $3,200,000 at September 30, 1999, exclusive of related beneficial conversion features. The increase was due to issuing $4,000,000 of convertible debentures to private investors as well as converting $1,000,000 into equity and the addition of $200,000 in principal for liquidated damages. Our restricted cash increased by $1,548,706 in the 1999 Period. These funds, which were received in connection with the issuance of the debentures, were being held in escrow pending the effectiveness of a registration statement. In October 1999, the related registration statement was declared effective and funds were released to us.

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

         Our future capital requirements will depend on many factors, including the progress of our research and development activities, the scope and results of preclinical studies and clinical trials, the costs and timing of regulatory approvals, the rate of technology advances by us, competitive conditions within the medical laser industry, the establishment of manufacturing capacity, the outcome of the class action lawsuits and the establishment of collaborative marketing and other relationships which may either involve cash infusions to us, or require additional cash from us. We do not currently have, and are not presently seeking a credit facility to replace our former credit agreement which expired in September 1998. Our ability to meet our working capital needs will be dependent on our ability to achieve a positive cash flow from operations and profitable operations. We have achieved increased cash collections during the last six months and we have reduced cash used in operations through the implementation of disciplined departmental budgets, reduced head count and tighter monitoring of expenditures.

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

         COST TO ADDRESS YEAR 2000 ISSUES. To date we have expended approximately $75,000 in connection with our evaluation and upgrades of systems and approximately $5,000 in contacting our vendors and suppliers to ensure compliance. These costs are included in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. All costs related to Year 2000 are paid from cash flows from operations.

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

         * the inability to collect receivables in a timely manner if any of the accounting systems of our customers experience a Year 2000 failure.

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

          We have also been named as a nominal defendant in a shareholder derivative lawsuit filed in the Orange County, California Superior Court, in a case captioned Eskeland vs. Cozean, et al. The complaint was filed by a shareholder of ours, on behalf of Premier, against certain of our officers and directors, including Colette Cozean, Michael Hiebert, Richard Roemer, Ronald Higgins, Patrick Day, Grace Chin-Hsin Lin, G. Lynn Powell, and E. Donald Shapiro. The complaint alleges, among other things, that such persons violated their fiduciary duty to us by exposing us to liability under the securities laws, failing to ensure that the we maintained adequate accounting controls, and related alleged actions and omissions. Although we are a named defendant, the lawsuit seeks to recover damages from the individual defendants on behalf of us. Accordingly, it is not clear whether we have any liability or will incur any material loss as a result of being named as a defendant in this matter.

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


Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

     During the quarter ended September 30, 1999, we issued an aggregate of 673,461 shares of Class A common stock to an investor upon conversion of $1,000,000 principal amount of convertible debentures owned by the investor. The purchasers were private investment funds. The Company previously paid commissions in connection with the issuance of the debentures, but paid no new commissions in connection with the conversion of the debentures. The issuance of Class A common stock described above was exempt from registration under the Securities Act of 1933 pursuant to section 3(a)(9) of such act.


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

     None.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits:


27.1      Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K: During the quarter ended September 30, 1999, the Company did not file with the Securities and Exchange Commission any current Report on Form 8-K.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PREMIER LASER SYSTEMS, INC.
Dated: November 12, 1999       By:  /s/ Colette Cozean
                               -----------------------------------------
                                Colette Cozean, Chief Executive Officer
                                     (duly authorized officer)


Dated: November 12, 1999       By:  /s/ Robert V. Mahoney
                               -----------------------------------------
                               Robert V. Mahoney, Chief Financial Officer
                           and Executive Vice-President , Finance (Principal
                                  financial and accounting officer)
                                       (duly authorized officer)