Form 10-Q
period 1999-12-31
PREMIER LASER SYSTEMS INC
filed 2000-02-14
CIK 878543

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)



[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       OR
[ ]                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________


                         Commission file number 0-13966
                                -----------------
                           Premier Laser Systems, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

              California                                33-0476284
              ----------                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                       3 Morgan, Irvine, California, 92618
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (949) 859-0656
                                 ---------------
              (Registrant's telephone number, including area code)

                ------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

               -*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
 Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (February 9, 2000):

                     Class A Common Stock: 18,008,104 Shares
                                   -----------
                    Class E-1 Common Stock: 1,257,461 Shares
                                   -----------
                    Class E-2 Common Stock: 1,257,461 Shares
                                   -----------

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                                PREMIER LASER SYSTEMS, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     Dec. 31, 1999          March 31, 1999
                                                                                      (Unaudited)
                                                                                   -----------------       -----------------
                                             ASSETS                                                            Restated
                                             ------
Current assets:
   Cash & cash equivalents                                                         $        413,928        $        888,767
   Restricted cash                                                                            _                      50,000
   Accounts receivable - net of allowance for doubtful accounts and
     sales returns of $1,081,473 and $1,997,158, respectively                             1,459,597               1,342,917
   Prepaid expenses and other current assets                                              1,264,935                 531,459
   Inventories, net                                                                       6,212,655               6,977,104
                                                                                   -----------------       -----------------
                                       Total current assets                               9,351,115               9,790,247
                                                                                   -----------------       -----------------

Property & equipment, net                                                                 1,189,650               1,473,420
Intangibles assets, net                                                                  10,310,965              11,278,560
Other assets                                                                                 11,265                  21,953
                                                                                   -----------------       -----------------
                                          Total assets                             $     20,862,995        $     22,564,180
                                                                                   =================       =================

                               LIABILITIES & SHAREHOLDERS' EQUITY
                               ----------------------------------
Current liabilities:
   Accounts payable                                                                $      3,788,049        $      3,802,606
   Line of credit                                                                            24,844                  70,470
   Bridge loans payable                                                                   1,000,000                   -
   Convertible debentures                                                                 1,389,916                   -
   Accrued severance expenses                                                               747,500                   -
   Accrued compensation and related costs                                                   877,933                 968,969
   Accrued restructure costs                                                                  _                     410,980
   Accrued integration costs                                                                663,088                 663,087
   Accrued warranty                                                                         682,317                 739,298
   Due to joint venture partner                                                             549,194                 549,194
   Accrued purchase commitments                                                             719,058               1,180,050
   Unearned revenue                                                                         747,633                 678,086
   Other accrued liabilities                                                              2,178,517               2,090,306
                                                                                   -----------------       -----------------
                                   Total current liabilities                             13,368,050              11,153,046
                                                                                   -----------------       -----------------

Shareholders' equity:
  Preferred stock, no par value: Authorized Shares -- 8,850,000
     Issued and Outstanding shares - none
  Common stock  - Class A , no par value -- Authorized Shares -- 35,600,000              93,404,697              89,354,340
     Issued and Outstanding shares - 19,568,445 including
       2,250,000 subject to issuance for shareholder litigation settlement at December 31, 1999 and 16,859,355 including 2,250,000
       subject to issuance for shareholder litigation settlement as of
       March 31, 1999
  Common stock - Class E-1, no par value: Authorized Shares -- 2,200,000                  4,769,878               4,769,878
     Issued and Outstanding shares - 1,257,461 at December 31, 1999 and
       March 31, 1999
  Common stock - Class E-2, no par value: Authorized Shares -- 2,200,000                  4,769,878               4,769,878
     Issued and Outstanding shares - 1,257,461 at December 31, 1999 and
       March 31, 1999
  Warrants and options                                                                    1,723,842               1,723,842
  Additional paid-in-capital                                                                400,000                   -
  Accumulated deficit                                                                   (97,573,350)            (89,206,804)
                                                                                   -----------------       -----------------
                                   Total shareholders' equity                             7,494,945              11,411,134
                                                                                   -----------------       -----------------
                            Total liabilities & shareholders' equity               $     20,862,995        $     22,564,180
                                                                                   =================       =================


                                          PREMIER LASER SYSTEMS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            AND COMPREHENSIVE LOSS
                                                  (Unaudited)

                                                               Three months ended Dec 31,             Nine months ended Dec 31,
                                                         -----------------------------------     -----------------------------------
                                                              1999                1998                 1999               1998
                                                         ----------------   ----------------     ----------------   ----------------
                                                                                Restated                                Restated
Net sales                                                $     2,405,870    $     3,467,974      $     9,091,011    $    10,274,645
Cost of sales                                                  2,637,880          3,343,549            6,810,735         10,314,851
                                                         ----------------   ----------------     ----------------   ----------------
                   Gross (loss) profit                          (232,011)           124,425            2,280,275            (40,206)
                                                         ----------------   ----------------     ----------------   ----------------

Operating expenses:
   Selling and marketing expenses                              1,393,353          2,446,185            3,987,524          6,516,347
   Research and development expenses                             944,580          1,205,208            3,395,846          3,853,120
   General and administrative expenses                           534,868          1,172,269            2,928,803          5,003,187
   Reduction in previously recorded professional fees              -                  -                 (350,000)             -
   Shareholder litigation settlement expense                       -              7,831,770                -              7,831,770
                                                         ----------------   ----------------     ----------------   ----------------
       Total operating expenses                                2,872,801         12,655,432            9,962,173         23,204,424
                                                         ----------------   ----------------     ----------------   ----------------
                   Loss from operations                       (3,104,812)       (12,531,007)          (7,681,897)       (23,244,630)


Interest expense (income)                                        166,545           (237,079)             687,140           (293,783)

Minority interest in loss of consolidated subsidiaries             -               (150,752)               -               (318,897)

Income tax expense                                                 -                  -                   (2,488)             -
                                                         ----------------   ----------------     ----------------   ----------------
             Net loss and comprehensive loss                 ($3,271,357)      ($12,143,176)         ($8,366,550)      ($22,631,950)
                                                         ================   ================     ================   ================

                      Loss per share                              ($0.20)            ($0.81)              ($0.54)            ($1.52)
                                                         ================   ================     ================   ================

Weighted average number of shares used in the
computation of basic and diluted net loss per share           16,494,851         14,927,547           15,547,902         14,904,017
                                                         ================   ================     ================   ================



                                             PREMIER LASER SYSTEMS, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                          Nine months ended December 31,
                                                                     -------------------------------------
                                                                           1999                 1998
                                                                     ----------------     ----------------
                                                                                               Restated
Operating activities:
  Net loss                                                               ($8,366,550)        ($22,631,950)
  Adjustment to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                          1,556,076            1,686,082
    Interest penalty on debenture                                            200,000                -
    Amortization of beneficial conversion discount                           400,000                -
    Stock- based compensation                                                345,000              345,000
    Shareholder litigation settlement, excluding legal fees                    -                7,447,500
    Minority interest in loss of consolidated subsidiary                       -                 (318,897)
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (116,680)           2,691,479
      Inventories                                                            764,449           (2,497,351)
      Prepaid expenses and other assets                                     (722,788)           1,220,954
      Accounts payable                                                       (14,557)          (2,938,650)
      Unearned revenue                                                        69,547                -
      Other accrued liabilities                                              711,000           (1,713,939)
                                                                     ----------------     ----------------
        Net cash used in operating activities                             (5,174,502)         (16,709,772)
                                                                     ----------------     ----------------

Investing activities:
  Maturities of short term investments                                         -                8,507,492
  Purchase of property and equipment                                        (304,711)            (904,030)
  Purchase of intangible assets                                                -                 (649,441)
                                                                     ----------------     ----------------
        Net cash (used in) provided by investing activities                 (304,711)           6,954,021
                                                                     ----------------     ----------------

Financing activities:
  Proceeds from convertible debentures and bridge loans                    5,000,000                -
  Net repayments under line of credit                                        (45,626)          (1,928,463)
  Decrease in restricted cash                                                 50,000            2,100,000
  Proceeds from exercise of stock options and warrants                          -                 210,722
                                                                     ----------------     ----------------
        Net cash provided by financing activities                          5,004,374              382,259
                                                                     ----------------     ----------------

Net decrease in cash and cash equivalents                                   (474,839)          (9,373,492)
Cash and cash equivalents at beginning of period                             888,767            9,722,514
                                                                     ----------------     ----------------
Cash and cash equivalents at end of period                                  $413,928             $349,022
                                                                     ================     ================


         NOTE 1: General

         In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of our financial position at December 31, 1999 and the results of operations and cash flows for the three and nine months ended December 31, 1999 and 1998. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

         The accompanying unaudited condensed consolidated financial statements include the accounts of Premier Laser Systems, Inc. and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The financial information in this quarterly report should be read in conjunction with the March 31, 1999 consolidated financial statements and notes thereto included in our Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 1999.

         As a result of inquiries made by the staff of the United States Securities and Exchange Commission, the Company, in October 1999, amended its Annual Report on Form 10-K for the year ended March 31, 1999. In so doing, the Company restated its financial statements for the years ended March 31, 1999 and 1998 to adjust its accounting for the September 1997 acquisition of 100% of EyeSys Technologies, Inc. and the February 1998 acquisition of 51% of Ophthalmic Imaging Systems. Further, the restatements reflected reclassifications to eliminate the original separate reporting of the March 31, 1999 cessation of Data.Site LLC's operations as "discontinued operations" in the consolidated statements of operations and comprehensive loss and cash flows. The consolidated financial statements were revised from those originally presented for the cumulative and corresponding effects of the restatements made in the consolidated financial statements for all periods through and including December 31, 1999.

         NOTE 2: Litigation

         Infrared Fiber Systems, Inc.

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

         In accordance with the terms of the agreement in principle to settle class and derivative actions, we established a reserve during the quarter ended December 31, 1998 for the issuance of 2,250,000 shares of common stock. These shares were valued at a price of $3.31 per share, which was the closing price of our stock on November 18, 1998, the effective date of the proposed settlement agreement. We have also included approximately $884,000 of associated legal and professional fees in this reserve, but have not included in the reserve approximately $4,600,000 in cash that would be paid by our insurers, as the Company's insurers have deposited the cash portion of the settlement into an escrow account for direct payment to the plaintiffs upon final completion and approval of the settlement agreement.

         Former Management Litigation

         On January 14, 2000, Colette Cozean, Ph.D., most recently our Chairman and Chief Technology Officer, and Jeffrey Anderson, our former Vice President Regulatory Affairs and Quality Assurance, filed an action against Premier in the Superior Court of the State of California, for the County of Orange. Dr. Cozean alleges that Premier has failed to pay her certain salary and benefits and to reimburse her for certain business expenses. Mr. Anderson alleges that he did not receive severance pay under an employment agreement. Dr. Cozean seeks damages in excess of $340,000 and Mr. Anderson seeks to recover in excess of $120,000. Premier intends to vigorously defend the action.

         Other Matters

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

         NOTE 3: Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market, and are comprised of the following:

                                               December 31, 1999  March 31, 1999
                                                 -------------    --------------

           Raw materials                         $  8,229,561     $   8,980,306
           Work-in-process                          1,199,561           756,122
           Finished goods                           7,101,371         7,048,239
                                                 -------------    --------------
                                                   16,530,493        16,784,667

           Less reserve for slow moving and
               excess inventories                 (10,317,838)       (9,807,563)
                                                 -------------    --------------

                                                 $  6,212,655     $   6,977,104
                                                 =============    ==============


         NOTE 4: Convertible Debentures

         In May 1999, we filed a registration statement to register 4,278,146 shares of our Class A common stock underlying convertible debentures issued in a private placement. As part of the private placement, as amended, we agreed to pay liquidated damages of $100,000 per month if the registration statement covering the shares of Class A common stock underlying the convertible debentures was not declared effective by August 15, 1999. The registration statement was declared effective on October 12,1999, resulting in liquidated damages of $200,000, which is included in interest expense and has been added to the original principal amount of the debentures. To date, we have received $4.0 million in gross proceeds in the private transaction. In September 1999, $1,000,000 of our convertible debentures, and the accrued interest theron, was converted into 673,461 shares of our Class A common stock. During the quarter ended December 31, 1999, an additional $3,060,000 of our convertible debentures, and the accrued interest thereon, was converted into 1,932,706 shares of our Class A common stock. In January 2000, the remaining $140,000 of convertible debentures was converted to Class A common stock.

         In November 1999, the Company entered into settlement agreements with certain vendors whereby $460,992 of accrued purchase commitments and $788,924 of trade accounts payable owed to the respective vendors was converted to convertible debentures aggregating $1,249,916.

         In February 2000, we completed a private round of financing in which we issued $2,000,000 of secured convertible debentures. Related proceeds were used to refinance certain bridge loans and to provide additional working capital.

         NOTE 5: Acquisition of the Minority Interest in OIS

         We currently own 51% of OIS. On October 22, 1999, we entered into a merger agreement with OIS, pursuant to which we will acquire the 49 percent of the outstanding shares of OIS not presently owned by us. Under the terms of the Merger Agreement, shareholders of OIS would receive 0.8 shares of our common stock for each share of OIS common stock owned by the shareholder. The merger is subject to approval by the shareholders of OIS (including approval of a majority of the OIS stock not owned by us) and to other customary closing conditions as specified in the Merger Agreement. OIS entered into a Series B Preferred Stock Purchase Agreement with us (the "Stock Purchase Agreement") pursuant to which OIS agreed to sell shares of OIS Series B Preferred Stock (the "Series B Preferred Stock") at the price of $25.00 per share with each such share carrying the voting power of 1,000 shares of OIS common stock. OIS becomes obligated to sell 50 shares of the Series B Preferred Stock for every 50,000 shares of OIS common stock issued under OIS common stock options. We intend to purchase any such shares by canceling indebtedness of OIS to us. Given our present 51% ownership interest in OIS, we consolidate the financial position and operations of OIS. Therefore, if the acquisition is consummated, there will not be any impact on our financial position or operations resulting from the consolidation of OIS. However, there will likely be a material impact on our financial position and operations resulting from recording the acquisition purchase price and the related allocation of this purchase price to in-process research and development projects, goodwill and other intangible assets. The impact of the potential acquisition on our financial position and operations is not presently determinable as the final acquisition purchase price has not yet been determined and we have not finalized our analysis of the estimated fair market value of OIS' in process research and development projects and intangible assets.

         NOTE 6: Contingent Liability of Subsidiary

         Consolidated results of operations do not include any charges related to a contingent liability for sales taxes payable at the Company's OIS subsidiary in an amount which will be calculated on the basis of numerous probabilities that might, in the least favorable combination, reach $1.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

         Results of Operations

         Our consolidated net sales for the quarter ended December 31, 1999 (the "1999 Quarter") and nine months ended December 31, 1999 (the "1999 Period") decreased by 30.6% to $2,405,870 from $3,467,974 for the quarter ended December 31, 1998 (the "1998 Quarter") and by 11.5% to $9,091,011 from $10,274,645 for the nine month period ended December 31, 1998 (the "1998 Period"). Sales at our OIS subsidiary increased to $1,347,247 in the 1999 Quarter from $1,342,909 in the 1998 Quarter. The overall decreases in our sales levels are primarily related to delayed introductions of new dental products, difficulties in transitioning manufacturing of OIS products to Premier, and difficulties concerning manufacturing of OIS products that were brought to market in August and September 1999.

         Cost of sales decreased 21.1% to $2,637,880 for the 1999 Quarter as compared to $3,343,549 for the 1998 Quarter, and decreased 34.0% to $6,810,735 for the 1999 Period from $10,314,851 during the 1998 Period. These decreases generally resulted from lower sales levels, however a gross loss occurred in the 1999 Quarter because of under-absorbed manufacturing overhead. Further, in the 1998 Quarter, we recognized reserves for additional excess inventory of $511,000 that were not recognized during the 1999 Quarter.

         Selling and marketing expenses decreased 43.0% to $1,393,353 for the 1999 Quarter as compared to $2,446,185 for the 1998 Quarter, and decreased 38.8% to $3,987,524 for the 1999 Period from $6,516,347 during the 1998 period. These decreases were accomplished by reducing funds spent on advertising and promotional marketing, professional services, trade show expenses, travel expenses, education and seminars, and public relations. The reductions were made in response to cash constraints and the need to focus our selling and marketing efforts in the most productive areas.

         Research and development expenses decreased 21.6% to $944,580 for the 1999 Quarter as compared to $1,205,208 for the 1998 Quarter, and decreased 11.9% to $3,395,846 for the 1999 Period from $3,853,120 during the 1998 Period. This decrease was accomplished by reducing travel expenses, grants, professional services and product samples. There have been no significant changes relative to the status of our acquired in process research and development projects since that reported in our Annual Report on Form 10-K/A for the year ended March 31, 1999.

         General and administrative expenses decreased 54.4% to $534,868 for the 1999 Quarter as compared to $1,172,269 for the 1998 Quarter, and decreased 48.5% to $2,578,803 (including reduction of previously recorded professional fees of $350,000) for the 1999 Period from $5,003,187 during the 1998 Period. These significant decreases resulted primarily from a $875,000 reduction of our allowance for doubtful accounts and a $410,980 reduction of our accrued restructure costs during the 1999 Quarter. As a result of improved credit monitoring procedures and increased cash collection efforts experienced in the 1999 Period, we made a change in accounting estimate and determined that our allowance for doubtful accounts was overstated by $875,000. We also determined that certain expenditures primarily relating to incentive bonus and legal fees that we initially expected to pay in connection with our 51% acquisition of OIS are no longer required. We also achieved reductions in outside services and securities expenses during the 1999 Period. Our legal expenses also decreased, as we had previously reached an agreement in principle to settle the shareholders lawsuit that was filed in the 1998 Quarter. The above decreases were somewhat offset by $747,500 of severance related liabilities that were recognized in the 1999 Quarter in connection with the employment termination of our former Chief Executive Officer, Executive Vice President of Operations and Vice President of Regulatory Affairs/Quality Assurance. In addition, salaries expense increased as we added key positions to our management team.

         In connection with the acquisition of OIS by Premier, OIS previously recorded approximately $400,000 in professional fees and expenses owing to a financial advisor. In May 1999, OIS reached an agreement with a financial advisor to reduce the aggregate amount of professional fees and expenses previously recorded to $50,000. Accordingly, the reduction of $350,000 in fees and expenses during the nine months ended December 31, 1999 is reflected in the consolidated statements of operations and comprehensive loss as a separate component of the loss from operations.

         Total operating expenses decreased 77.3% to $2,872,801 for the 1999 Quarter as compared to $12,655,432 for the 1998 Quarter, and decreased 57.1% to $9,962,173 for the 1999 Period from $23,204,424 during the 1998 Period. The decrease was primarily due to the litigation settlement expense of $7,831,770 recognized in December 1998 and the factors described above.

         Net interest expense increased to $166,545 for the 1999 Quarter as compared to $237,079 net interest income for the 1998 Quarter. Net interest expense increased to $687,140 for the 1999 Period from $293,783 net interest income in the 1998 Period. The majority of the increase was due to interest associated with the $4,000,000 convertible debt offering which we completed in May 1999, together with amortization of the related conversion benefit and debt issuance costs and liquidated damages. The balance of the increase was due to an increase in interest expense at OIS which increased from $20,778 in the 1998 Quarter to $38,580 in the 1999 Quarter.

         We reported a net loss of $3,271,357 or $.20 per share in the 1999 Quarter, down from a net loss of $12,143,176 or $.81 per share in the 1998 Quarter. We reported a net loss of $8,366,550 or $.54 in the 1999 Period, down from a net loss of $22,631,950 or $1.52 per share in the 1998 Period.

         Consolidated results of operations do not include any charges related to a contingent liability for sales taxes payable at the Company's OIS subsidiary in an amount which will be calculated the basis of numerous probabilities that might, in the least favorable combination, reach $1.3 million.

         Liquidity and Capital Resources

         At December 31, 1999, we had unrestricted cash and cash equivalents of $413,928 and a working capital deficit of $4,016,935 as compared to $888,767 of unrestricted cash and cash equivalents and a working capital deficit of $1,362,799 at March 31, 1999. The decrease in our cash can be primarily attributed to lower sales.

         Accounts payable decreased $14,557 to $3,788,049 at December 31, 1999 as compared to $3,802,606 at March 31, 1999, primarily as a result of cash flow management, slower payments to vendors, and converting $788,924 of accounts payable to convertible debentures in the 1999 Quarter. Other current liabilities increased $2,229,561 to $9,580,001 at December 31, 1999 from $7,350,440 at March
31, 1999, a result of $1,000,000 in bridge loans and convertible debentures aggregating $1,389,916. The convertible debentures balance resulted from issuing convertible debentures of $5,249,916, a $200,000 addition to principal for penalties, and the conversion of $4,060,000 of convertible debentures into 2,606,167 shares of our Class A common stock. Further, during the 1999 Quarter, we accrued severance liabilities of $747,500 and relieved accrued restructure costs of $410,980.

          In February 2000, we completed a private round of financing in which we issued $2,000,000 of secured convertible debentures. Related proceeds were used to refinance certain bridge loans and to provide additional working capital.

         At March 31, 1999, we had net operating loss carry forwards for federal income tax purposes totaling approximately $56 million which will begin to expire in fiscal 2006. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership. Utilization of our net operating loss carry forwards to offset future income may be limited.

         Our future capital requirements will depend on many factors, including the progress of our research and development activities, the scope and results of preclinical studies and clinical trials, the costs and timing of regulatory approvals, the rate of technology advances by us, competitive conditions within the medical laser industry, the establishment of manufacturing capacity, the outcome of the class action lawsuits and the establishment of collaborative marketing and other relationships which may either involve cash infusions to us, or require additional cash from us. We do not currently have a credit facility. However, we are seeking additional sources of financing, which may include short-term debt, long-term debt or equity. We will be unable to fund our current operations unless we are successful in concluding such a financing in the near term. If we are unsuccessful in obtaining such financing in the near term, there is a risk that we will not have sufficient cash to fund our operations and will be required to pursue restructuring alternatives, including a possible restructuring through Chapter 11 of the Bankruptcy Code. Over the longer term, our ability to meet our working capital needs will be dependent on our ability to achieve a positive cash flow from operations and achieve and sustain profitable operations. We have reduced cash used in operations through the implementation of disciplined departmental budgets, reduced head count and tighter monitoring of expenditures.

         Government Grants

         We have been awarded a SBIR grant for approximately $750,000 for the study of laser cataract emulsification. Substantially all of this grant has been drawn for such purposes. The remaining $50,000 of the grant can be drawn upon the achievement of specified criteria.

         Year 2000 Issues

         We have, and are continuing to, evaluate the following issues with respect to the Year 2000:

         *    State of readiness
         *    Costs to address Year 2000 issues
         *    Risk assessment
         *    Contingency plan

         The following is a description of the process we have established and which we intend to follow to minimize our Year 2000 risk exposure:

         STATE OF READINESS. In September 1998, we upgraded our accounting system to a release that is Year 2000 compliant. In addition, we have sent out letters to substantially all of our suppliers requesting assurances of Year 2000 compliance. We have received from a majority of these suppliers written assurances of compliance. In addition, we have received documentation in the form of information published on websites stating that the systems of our major vendors are Year 2000 compliant. To date, we have not experienced any issues with respect to Year 2000 problems encountered by our accounting systems or major suppliers.

         COSTS TO ADDRESS YEAR 2000 ISSUES. To date we have expended approximately $75,000 in connection with our evaluation and upgrades of systems and approximately $5,000 in contacting our vendors and suppliers to ensure compliance. These costs have been included in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. All costs related to Year 2000 have been paid from cash flows from operations.

         We anticipate that future expenditures for necessary remediation of which we are not yet aware for implementation of additional contingency plans will not be significant. These expenditures, if required, will be recorded as selling, general and administrative expense as incurred.

         RISK ASSESSMENT. Based on the findings of our engineers, we believe that the impact of Year 2000 issues on our internal operations will be minimal. Our laser products are not date sensitive. Some of our diagnostic products contain date sensitive databases, however, the costs of software modification are not expected to be material. We are not presently aware of any significant, unexpected Year 2000 problems experienced by users of our products.

         We have not yet experienced any significant problems resulting from Year 2000 noncompliance by outside parties with whom we transact business.

Seasonality

         To date, our revenues have typically been significantly higher in the second and fourth calendar quarters. This seasonality reflects the timing of major medical and dental industry trade shows in these quarters, significantly reduced sales during the summer and the effect of year end tax planning influencing the purchase of capital equipment for depreciation during the fourth calendar quarter.


Item 3. Quantative and Qualitative Disclosures about Market Risk.
        ---------------------------------------------------------

         No Disclosure Required.

                  PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

         Securities Class Action

         On May 1,1 998, a class action suit (the "Valenti Litigation") was commenced in the United States District Court for the Central District of California pursuant to federal securities laws on behalf of purchasers of our securities during the period from February 12, 1998 through April 15, 1998. The complaint alleges that we and certain of our officers and directors violated the federal securities laws by issuing false and misleading statements and omitting material facts regarding our financial results and operations during such period. Among other things, the complaint alleges that the defendants materially misstated our financial results for the fiscal quarter ended December 31, 1997 by overstating our revenues and profitability. The complaint also alleges that we misstated the nature of our legal and business relationship with a distributor, Henry Schein, Inc., and that as a result of such misstatements, the plaintiff suffered damages as a result of a decrease in the market price of our publicly traded securities.

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

         We have also been named as a nominal defendant in a shareholder derivative lawsuit filed in the Orange County, California Superior Court, in a case captioned Eskeland vs. Cozean, et al. The complaint was filed by a shareholder of ours, on behalf of Premier, against certain of our officers and directors, including Colette Cozean, Michael Hiebert, Richard Roemer, Ronald Higgins, Patrick Day, Grace Chin-Hsin Lin, G. Lynn Powell, and E. Donald Shapiro. The complaint alleges, among other things, that such persons violated their fiduciary duty to us by exposing us to liability under the securities laws, failing to ensure that we maintained adequate accounting controls, and related alleged actions and omissions. Although we are a named defendant, the lawsuit seeks to recover damages from the individual defendants on behalf of us. Accordingly, it is not clear whether we have any liability or will incur any material loss as a result of being named as a defendant in this matter.

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

         OIS Litigation

         On or about September 18, 1998, OIS received from WSC a notice of an alleged trademark infringement. WSC is the owner of a federal trademark registration for WINSTATION and sells personal computers and related equipment under that name. For several years, OIS has used the "OIS WinStation" trademark for its ocular digital imaging systems. Because OIS' products are relatively expensive medical devices sold in a narrow specialty market channel to highly educated consumers, OIS does not believe that another word or words could be substituted for its use of "WinStation", if necessary, without material adverse impact on its marketing efforts. For these reasons, OIS believes the infringement allegations can be resolved without a material adverse impact on it. However, there can be no assurance that WSC will not take legal action, and that such action, if taken, would not potentially have a material adverse affect on OIS.

         On or about August 17, 1997, OIS was advised that J.B. Oxford & Company, one of several market makers in OIS' common shares which trade over the counter on the Nasdaq Stock Market Small-Cap Market, was being investigated by the SEC. OIS is cooperating with the Securities and Exchange Commission investigation of J.B. Oxford & Company. OIS does not believe that it is a subject of these Securities and Exchange Commission inquiries.

         Former Management Litigation

         On January 14, 2000, Colette Cozean, Ph.D., most recently our Chairman and Chief Technology Officer and Jeffrey Anderson, our former Vice President Regulatory Affairs and Quality Assurance, filed an action against Premier in the Superior Court of the State of California, for the County of Orange. Dr. Cozean alleges that Premier has failed to pay her certain salary and benefits and to reimburse her for certain business expenses. Mr. Anderson alleges that he did not receive severance pay under an employment agreement. Dr. Cozean seeks damages in excess of $340,000 and Mr. Anderson seeks to recover in excess of $120,000. Premier intends to vigorously defend the action.

         Other Matters

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

Item 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

         During the quarter ended December 31, 1999, we issued an aggregate of 1,932,706 shares of Class A Common Stock to investors upon conversion of $3,060,000 principal amount of convertible debentures. The purchasers of our convertible debentures are private investment funds. The Company previously paid commissions in connection with the issuance of the debentures, but paid no new commissions in connection with the conversion of the debentures. The issuance of Class A Common Stock described above was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) of such act.

Item 3. Defaults Upon Senior Securities
        -------------------------------
         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
         Not Applicable.

Item 5. Other Information
        -----------------
         None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) Exhibits:

         27.1 Financial Data Schedule (filed herewith)

         (b) Reports on Form 8-K:

         On November 30, 1999, we filed with the Securities and Exchange Commission a Current Report on Form 8-K regarding our extension of the expiration date of our outstanding Class B Warrants to January 31, 2000 and our appointment of Michael J. Quinn as our new President and Chief Executive Officer.

         On November 5, 1999, we filed with the Securities and Exchange Commission a Current Report on Form 8-K regarding our proposed acquisition of the 49% minority interest of Ophthalmic Imaging Systems.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER LASER SYSTEMS, INC.

Dated: February 11, 2000


/S/ Michael J. Quinn
-----------------------------------------
Michael J. Quinn, Chief Executive Officer
(duly authorized officer)


Dated: February 14, 2000


/S/ Robert V. Mahoney
------------------------------------------
Robert V. Mahoney, Chief Financial Officer
and Executive Vice-President, Finance
(Principal financial and accounting officer)
(duly authorized officer)