Form 10-K/A
period 1999-03-31
PREMIER LASER SYSTEMS INC
filed 2000-02-22
CIK 878543

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



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

The sole purpose of this Amendment No. 2 to the Annual Report on Form 10-K/A of Premier Laser Systems, Inc. is to provide updated financial statements and report of the registrant's independent accountants, as set forth below.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required by this item, as amended, are included in Part IV, Item 14 of this Form 10-K/A and are presented beginning on page F-1.

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

     23.1     Consent of Haskell & White LLP. (previously filed)

     23.2     Consent of Eisenhauer & Co. (previously filed)

       27     Financial Data Schedule. (previously filed)

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

                                        PREMIER LASER SYSTEMS, INC.


                                        By: /s/ Michael Quinn
                                           -------------------------------------
                                           Michael Quinn
                                           Chief Executive Officer and President


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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, cash flow difficulties and, in February 2000, laid-off a substantial portion of its employees. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               HASKELL & WHITE LLP

Irvine, California
  June 9, 1999, except for Notes 2, 3 and 8, as to which the date is October 4, 1999 and the fourth paragraph of Note 1, as to which the date is February 17, 2000


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


1.       ORGANIZATION, NATURE OF OPERATIONS AND LIQUIDITY

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

         As a result of the factors described above, the Company is experiencing significant strains on its operating cash flow. On February 16, 2000, the Company placed 54 of its 80 employees on temporary unpaid leave in order to address its short term liquidity issues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In response to these matters, the Company's management is seeking additional debt or equity financing. The Company may have to pursue restructuring alternatives, as appropriate, including a possible restructuring through the Bankruptcy Code. In February 2000, management engaged the services of a consulting firm to assist in identifying and assessing strategic and financial alternatives.


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
